Form 10QSB
period 1999-03-31
FIRST CAPITAL BANK HOLDING CORP
filed 1999-05-26
CIK 1074560

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1999

                                      OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from _________________ to ________________

                       Commission file number 333-69973

                    First Capital Bank Holding Corporation
                -----------------------------------------------
            (Exact name of registrant as specified in its charter)

                   Florida                                 59-3532208
            ------------------------           -------------------------------
            (State of Incorporation)           (I.R.S. Employer Identification
                                                              No.)

            1875A South 14th Street
           Fernandina Beach, Florida                         32034
    ----------------------------------------               ----------
    (Address of principal executive offices)               (Zip Code)

                                 904-321-0400
                              ------------------
                              (Telephone Number)

                                Not Applicable
                         ----------------------------
                         (Former name, former address
                            and former fiscal year,
                         if changed since last report)

Check whether the issurer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES XX   NO
                                      --      --

                     APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   Ten (10) shares of common stock, $.01 par value per share, issued and outstanding as of May 19, 1999. Registrant is currently offering its stock for sale pursuant to a Registration Statement on Form SB-2, which the SEC declared effective on April 12, 1999.

   Transitional Small Business Disclosure Format (check one):  YES    NO XX
                                                                   --    --

                    FIRST CAPITAL BANK HOLDING CORPORATION
                       (A Development Stage Corporation)

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         The financial statements of First Capital Bank Holding Corporation (the "Company") are set forth in the following pages.

                    FIRST CAPITAL BANK HOLDING CORPORATION
                       (A Development Stage Corporation)

                                 Balance Sheet

                                March 31, 1999

                                  (Unaudited)

                                    Assets
                                    ------

Cash                                                                $   1,501
Premises and equipment, net                                           439,759
Deferred offering expenses                                             83,495
Other assets                                                              307
                                                                    ---------
                                                                    $ 525,062
                                                                    =========

                     Liabilities and Stockholders' Deficit
                     -------------------------------------

Accrued interest payable                                            $  13,014
Accounts payable and accrued expenses                                   4,486
Note payable - line of credit                                         774,678
                                                                    ---------
          Total liabilities                                           792,178
                                                                    =========

Stockholders' deficit:
   Preferred stock, par value $.01, 1,000,000 shares authorized;
      no shares issued or outstanding                                       -
   Common stock, par value $.01, 10,000,000 shares authorized;
      10 shares issued and outstanding                                      -
   Additional paid-in capital                                             500
   Deficit accumulated during the development stage                  (267,616)
                                                                    ---------
          Total stockholders' deficit                                (267,116)
                                                                    ---------
                                                                    $ 525,062
                                                                    =========

See accompanying notes to financial statements.

                    FIRST CAPITAL BANK HOLDING CORPORATION
                       (A Development Stage Corporation)

                            Statement of Operations

                 For the Three Months Ended March 31, 1999 and the Period from July 29, 1998 (inception) to March 31, 1999

                                  (Unaudited)

                                         Three Months     Cumulative
                                            Ended          Through
                                        March 31, 1999  March 31, 1999
                                        --------------  --------------
Expenses:
   Salaries and employee benefits           $45,258          99,932
   Consulting fees                                -          54,102
   Application fees                             250          21,394
   Interest                                  16,305          29,226
   Occupancy                                  5,993          14,145
   Other operating                            9,172          48,817
                                            -------         -------
         Net loss                           $76,978         267,616
                                            =======         =======
Net loss per share                          $   .13             .44
                                            =======         =======


See accompanying notes to financial statements.

                    FIRST CAPITAL BANK HOLDING CORPORATION
                       (A Development Stage Corporation)

                            Statement of Cash Flows

                 For the Three Months Ended March 31, 1999 and the Period from July 29, 1998 (inception) to March 31, 1999

                                  (Unaudited)

                                                                           Three Months      Cumulative
                                                                               Ended           Through
                                                                          March 31, 1999   March 31, 1999
                                                                          --------------   --------------
Cash flows from operating activities:
   Net loss                                                                  $ (76,978)        (267,616)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation expense                                                     1,161            3,482
        Decrease (increase) in other assets                                        486             (307)
        Increase in accrued interest payable                                     6,433           13,014
        (Decrease) increase in accounts payable and accrued expenses           (43,105)           4,486
                                                                             ---------         --------
            Net cash used in operating activities                             (112,003)        (246,941)
                                                                             ---------         --------
Cash flows from investing activities:
   Purchase of premises and equipment                                         (140,059)        (443,241)
   Payments for deferred stock offering expenses                                (2,972)         (83,495)
                                                                             ---------         --------
            Net cash used in investing activities                             (143,031)        (526,736)
                                                                             ---------         --------
Cash flows from financing activities:
   Proceeds from note payable                                                  254,000          774,678
   Proceeds from issuance of common stock                                            -              500
                                                                             ---------         --------
            Net cash provided by financing activities                          254,000          775,178
                                                                             ---------         --------
Net (decrease) increase in cash                                                 (1,034)           1,501
Cash at beginning of period                                                      2,535                -
                                                                             ---------         --------
Cash at end of period                                                        $   1,501            1,501
                                                                             =========         ========
Supplemental disclosure of cash flow information:
   Interest paid                                                             $   9,872           16,212
                                                                             =========         ========



See accompanying notes to financial statements.

                    FIRST CAPITAL BANK HOLDING CORPORATION
                       (A Development Stage Corporation)

                         Notes to Financial Statements

(1)  Organization
     ------------
     First Capital Bank Holding Corporation (the "Company") was incorporated for the purpose of becoming a bank holding company. The Company intends to acquire 100% of the outstanding common stock of First National Bank of Nassau County (the "Bank") (in organization), which will operate in the Fernandina Beach, Florida area. The organizers of the Bank filed a joint application to charter the Bank with the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation on September 30, 1998. Provided that the application is timely approved and necessary capital is raised, it is expected that operations will commence in the third quarter of 1999.

     The Company plans to raise between $6,100,000 and $10,000,000 through an offering of its common stock at $10 per share, of which $6,000,000 will be used to capitalize the Bank. The organizers and directors expect to subscribe for a minimum of approximately $3,000,000 of the Company's stock.

     The Company is authorized to issue and sell up to 165,000 warrants in this offering to the organizers. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $10.00 per share for a period of five years beginning on the date the Bank opens for business. The warrants will become exercisable in equal amounts beginning on the date the Bank opens for business and on each of the four succeeding anniversaries of that date. Each organizer will be granted one warrant for every two shares that he or she purchases in the offering, assuming 900,000 shares are sold in the offering. However, if less than 900,000 shares are sold in the offering, the organizers will receive fewer warrants so that the number of warrants to be granted to the organizers, plus the number of options to be granted under the incentive stock option plan, will not exceed 23% of the total number shares outstanding after the offering. The Company has also reserved 100,000 shares for the issuance of options under an employee incentive sotck option plan.

(2)  Summary of Significant Accounting Policies
     ------------------------------------------
     Premises and Equipment

     Premises and equipment are stated at cost less accumulated depreciation. Major additions and improvements are capitalized while maintenance and repairs that do not improve or extend the useful lives of the assets are expensed. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is reflected in earnings for the period.

     Depreciation expense on furniture, fixtures and equipment is computed using the straight-line method over 5 to 7 years.

     Organization Costs

     Costs incurred for the organization of the Company and the Bank (consisting principally of legal, accounting, consulting and incorporation fees) are expensed as incurred.

     Deferred Offering Expenses

     Costs incurred in connection with the stock offering, consisting of direct, incremental costs of the offering, are deferred and will be offset against the proceeds of the stock sale as a charge to additional paid in capital.

     Pre-Opening expenses

     Costs incurred for overhead and other operating expenses are included in the current period's operating results.

                    FIRST CAPITAL BANK HOLDING CORPORATION
                       (A Development Stage Corporation)

                   Notes to Financial Statements, continued


(2)  Summary of Significant Accounting Policies, continued
     ------------------------------------------
     Proforma Net Loss Per Common Share

     Proforma net loss per common share was calculated by dividing net loss by the minimum number (610,000) of common shares, which would be outstanding should the offering be successful, as prescribed in Staff Accounting Bulletin Topic 1:B.

(3)  Liquidity and Going Concern Considerations
     ------------------------------------------
     The Company incurred a net loss of $267,616 for the period from July 29, 1998 (inception) to March 31, 1999. Management believes that the current level of expenditures are well within the financial capabilities of the organizers and adequate to meet existing obligations and fund current operations, but obtaining final regulatory approvals and commencing banking operations is dependent on successfully completing the stock offering.

     To provide permanent funding for its operation, the Company is currently offering a minimum of 610,000 and a maximum of 1,000,000 shares of its common stock, $.01 par value, at $10 per share in an initial public offering. Costs related to the organization and registration of the Bank's common stock will be paid from the gross proceeds of the offering. Shares issued which are outstanding at March 31, 1999 will be redeemed concurrently with the consummation of the offering. Should subscriptions for the minimum offering not be obtained, amounts paid by the subscribers with their subscriptions will be returned and the offer withdrawn.

     Organization, offering and pre-opening costs incurred prior to the opening for business will be funded under a $1,500,000 line of credit. The terms of the existing line of credit, which is guaranteed by the organizers, include a maturity of July 29, 1999 and interest calculated at the prime interest rate.

(4)  Preferred Stock
     ---------------
     Shares of preferred stock may be issued from time to time in one or more series as established by resolution of the Board of Directors of the Company. Each resolution shall include the number of shares issued, preferences, special rights and limitations as determined by the Board.

(5)  Commitments and Related Party Transactions
     ------------------------------------------
     On August 19, 1998 the Company entered into an operating lease agreement with two of the organizers for space which will serve as the temporary main office of the Company and the Bank at a rate of $1,200 per month, subject to increase after 6 months. The lease expires on June 30, 1999 and can be canceled with a 30 day written notice.

     Land on which the main office will be constructed was purchased from a company owned by the spouse of one of the organizers.

     The Company entered into an employment agreement with its President and Chief Executive Officer, providing for an initial term of five years commencing August 15, 1998. The agreement provides for a base salary, an incentive bonus based on five percent of the Company's pre-tax earnings, and annual stock options which vest equally over five years at $10 per share equal to the lesser of 30,000 shares or five percent of the number of shares sold in the initial public offering. Additionally, the Company is to maintain a $1,000,000 key man life insurance policy, with $500,000 payable to the Company and $500,000 payable to the President's family. The agreement further provides for other prerequisites, and subjects the President to certain noncompete restrictions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company was organized on July 29, 1998 (the "Inception"). Since the Inception, the Company's principal activities have been related to its organization, the conducting of its initial public offering, the pursuit of approvals from the Office of the Comptroller of the Currency (the "OCC") and Federal Deposit Insurance Corporation (the "FDIC") of its application to charter the Bank, and the pursuit of approvals from the Federal Reserve Board for the Company to acquire control of the Bank.

     At March 31, 1999, the Company had total assets of $525,062. These assets consisted principally of deferred offering expenses of $83,495, cash of $1,501, premises and equipment of $439,759. Premises and equipment consists primarily of improvements to the Bank's current main office site and the acquisition of land related to the Bank's permanent facility. Additiionally, the Company expects to spend approximately $850,000 related construction costs associated with the Bank's permanent facility.

     The Company's liabilities at March 31, 1999 were $792,178 and consisted primarily of advances under a line of credit from a bank of $774,678, and accounts payable and accrued interest expenses of $13,014. The Company's line of credit with The Bankers Bank is in the amount of $1,500,000, and the balance of $725,322 is available to fund future organization expenses and expenditures related to premises and equipment. The Company had a stockholders' deficit of $267,116 at March 31, 1999.

     The Company had a net loss of $76,978 for the quarter ended March 31, 1999, and $267,616 cumulatively from Inception through March 31, 1999, or a pro forma net loss of $.13 per share for the quarter ended March 31, 1999 and $.44 per share cumulatively since Inception (assuming the sale of the minimum number of shares in the offering were outstanding during the entire period). This loss resulted from expenses incurred in connection with activities related to the organization of the Company and the Bank. These activities included (without limitation) the preparation and filing of an application with the OCC and the FDIC to charter the Bank, the preparation of an application with the Federal Reserve Board for approval of the Company to acquire the Bank, responding to questions and providing additional information to the OCC, the FDIC and the Federal Reserve Board in connection with the application process, preparation of a Prospectus and filing a Registration Statement with the Securities and Exchange Commission (the "SEC"), the selling of the Company's common stock, meetings and discussions among various organizers regarding application and SEC filing information, target markets and capitalization issues, hiring qualified personnel to work for the Bank, conducting public relation activities on behalf of the Bank, developing prospective business contacts for the Bank and the Company, and taking other actions necessary for a successful bank opening. Because the Company was in the organization stage, it had no operations from which to generate revenues.

     A minimum of $6,000,000 of the proceeds of the Offering will be used to capitalize the Bank and the remainder will be used to pay organization expenses of the Company and provide working capital, including additional capital for investment in the Bank, if needed. The Company believes this amount will be sufficient to fund the activities of the Bank in its initial stages of operations, and that the Bank will generate sufficient income from operations to fund its activities on an ongoing basis. For purposes of its charter application with the OCC, the organizers estimated the Company's deficit when the Bank opens to be approximately $500,000, although the actual deficit may be significantly higher or lower. The Company believes that income from the operations of the Bank will be sufficient to fund the activities of the Company on an ongoing basis; however, there can be no assurance that either the Bank or the Company will achieve any particular level of profitability. The Company has obtained an $1,500,000 line of credit guaranteed by the organizers to provide the necessary funding to cover costs and expenses the Company is expected to incur prior to the completion of the Offering. In the event the proceeds of the Offering are insufficient to provide the minimum initial funding needed for regulatory approval, the proceeds from the Offering will be returned to the investors, the Offering withdrawn, and the organizers will assume the obligations of the Company.

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

         There are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.

Item 2.  Changes in Securities

         (a)  Not applicable
         (b)  Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         There were no matters submitted to security holders for a vote during the three months ended March 31, 1999.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Not applicable
         (b)  Not applicable

                                  SIGNATURES


     Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                FIRST CAPITAL BANK HOLDING CORPORATION


                                /s/ Michael G. Sanchez
                                -----------------------
                                Michael G. Sanchez
                                Chief Executive Officer