Form 10QSB
period 1999-06-30
FIRST CAPITAL BANK HOLDING CORP
filed 1999-08-13
CIK 1074560

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Transition Period from ________ to ________

                        Commission file number 333-69973

                     First Capital Bank Holding Corporation
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

        Florida                                        59-3532208
  ----------------------------------------  ------------------------------------
  (State of Incorporation)                  (I.R.S. Employer Identification No.)

  1875A South 14th Street
  Fernandina Beach, Florida                                32034
  ----------------------------------------  ------------------------------------
  (Address of principal executive offices)               (Zip Code)

                                  904-321-0400
                          ----------------------------
                               (Telephone Number)


                                 Not Applicable
                          ----------------------------
                          (Former name, former address
                            and former fiscal year,
                         if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X]   NO [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
         993,242 shares of common stock, $.01 par value per share, issued and outstanding as of August 7, 1999.

         Transitional Small Business Disclosure Format (check one):
YES [ ] NO [X]

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

                     FIRST CAPITAL BANK HOLDING CORPORATION
                       (A DEVELOPMENT STAGE CORPORATION)

                                 BALANCE SHEET

                                 JUNE 30, 1999

                                  (Unaudited)

                                     Assets
                                     ------

Cash                                                                               $     75,428
Restricted cash                                                                       9,772,902
Premises and equipment, net                                                             803,317
Deferred offering expenses                                                              125,538
Other assets                                                                                308
                                                                                   ------------

                                                                                   $ 10,777,493
                                                                                   ============

                     Liabilities and Stockholders' Deficit
                     -------------------------------------

Subscribers' deposits                                                              $  9,772,902
Accounts payable and accrued expenses                                                    35,590
Note payable - line of credit                                                         1,334,678
                                                                                   ------------

                  Total liabilities                                                  11,143,170
                                                                                   ------------

Stockholders' deficit:
      Preferred stock, par value $.01, 1,000,000 shares authorized;
           no shares issued or outstanding                                                   --
      Common stock, par value $.01, 10,000,000 shares authorized;
           10 shares issued and outstanding                                                  --
      Additional paid-in capital                                                            500
      Deficit accumulated during the development stage                                 (366,177)
                                                                                   ------------

                  Total stockholders' deficit                                          (365,677)
                                                                                   ------------

                                                                                   $ 10,777,493
                                                                                   ============




See accompanying notes to financial statements.

                     FIRST CAPITAL BANK HOLDING CORPORATION
                       (A DEVELOPMENT STAGE CORPORATION)

                            STATEMENT OF OPERATIONS

                   FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND
           THE PERIOD FROM JULY 29, 1998 (INCEPTION) TO JUNE 30, 1999

                                  (Unaudited)


                                                       Six Months          Cumulative
                                                         Ended               Through
                                                     June 30, 1999        June 30, 1999
                                                     -------------        -------------

Interest income                                        $ 38,854              38,854
                                                       ========             =======

Expenses:
      Salaries and employee benefits                    139,962             194,636
      Consulting fees                                        --              54,102
      Application fees                                      250              21,394
      Interest                                           33,449              46,370
      Occupancy                                          12,553              20,705
      Other operating                                    28,179              67,824
                                                       --------             -------

           Total expense                                214,393             405,031
                                                       --------             -------

           Net loss                                    $175,539             366,177
                                                       ========             =======

Net loss per share                                     $    .18                 .37
                                                       ========             =======





See accompanying notes to financial statements.

                     FIRST CAPITAL BANK HOLDING CORPORATION
                       (A DEVELOPMENT STAGE CORPORATION)

                            STATEMENT OF CASH FLOWS

                   FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND
           THE PERIOD FROM JULY 29, 1998 (INCEPTION) TO JUNE 30, 1999

                                  (Unaudited)


                                                                                       Six Months           Cumulative
                                                                                          Ended               Through
                                                                                      June 30, 1999        June 30, 1999
                                                                                      -------------        -------------

Cash flows from operating activities:
      Net loss                                                                          $(175,539)           (366,177)
      Adjustments to reconcile net loss to net cash used in
           operating activities:
               Depreciation expense                                                         2,321               4,642
               Decrease (increase) in other assets                                            485                (308)
               (Decrease) increase in accounts payable and accrued expenses               (18,582)             35,590
                                                                                        ---------           ---------

                       Net cash used in operating activities                             (191,315)           (326,253)
                                                                                        ---------           ---------

Cash flows from investing activities:
      Purchase of premises and equipment                                                 (504,776)           (807,958)
      Payments for deferred stock offering expenses                                       (45,016)           (125,539)
                                                                                        ---------           ---------

                       Net cash used in investing activities                             (549,792)           (933,497)
                                                                                        ---------           ---------

Cash flows from financing activities:
      Proceeds from note payable                                                          814,000           1,334,678
      Proceeds from issuance of common stock                                                   --                 500
                                                                                        ---------           ---------


                       Net cash provided by financing activities                          814,000           1,335,178
                                                                                        ---------           ---------

Net increase in cash                                                                       72,893              75,428

Cash at beginning of period                                                                 2,535                  --
                                                                                        ---------           ---------

Cash at end of period                                                                   $  75,428              75,428
                                                                                        =========           =========

Supplemental disclosure of cash flow information:
      Interest paid                                                                     $  40,030              46,370
                                                                                        =========           =========


As of June 30, 1999, restricted cash increased $9,772,902 as a result of subscriptions for common stock and corresponding deposits to the escrow account.



See accompanying notes to financial statements.

                     FIRST CAPITAL BANK HOLDING CORPORATION
                       (A DEVELOPMENT STAGE CORPORATION)

                         NOTES TO FINANCIAL STATEMENTS

(1)      ORGANIZATION

         First Capital Bank Holding Corporation (the "Company") was incorporated for the purpose of becoming a bank holding company. On July 26, 1999, the Company acquired 100% of the outstanding common stock of First National Bank of Nassau County (the "Bank"), which operates in the Fernandina Beach, Florida area. The Bank is chartered and regulated by the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation. The Bank commenced operations on July 26, 1999.

         As of August 4, 1999, the Company raised $9,932,420 through an offering of its common stock at $10 per share.

         The Company is authorized to issue and sell up to 165,000 warrants in this offering to the organizers. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $10.00 per share for a period of five years beginning on the date the Bank opens for business. The warrants will become exercisable in equal amounts beginning on the date the Bank opens for business and on each of the four succeeding anniversaries of that date. Each organizer will be granted one warrant for every two shares that he or she purchases in the offering. The Company has also reserved 100,000 shares for the issuance of options under an employee incentive stock option plan.

         The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter ended June 30, 1999 are not necessarily indicative of the results of a full year's operations.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         PROFORMA NET LOSS PER COMMON SHARE

         Proforma net loss per common share was calculated by dividing net loss by the number (993,242) of common shares outstanding as a result of the offering.

(3)      PREFERRED STOCK

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

(4)      COMMITMENTS AND RELATED PARTY TRANSACTIONS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         The following is a discussion of the Company's financial condition as of and for the period ended June 30, 1999. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

         This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. The words "expect," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section in the Company's Registration Statement (Registration Number 333-69973) as filed with and declared effective by the Securities and Exchange Commission.

FINANCIAL CONDITION

         The Company was organized on July 29, 1998. The Company's initial principal activities have been related to its organization, the conducting of its initial public offering, the pursuit of approvals from the Office of the Comptroller of the Currency (the "OCC") and Federal Deposit Insurance Corporation (the "FDIC") of its application to charter the Bank and to obtain deposit insurance, and the pursuit of approvals from the Federal Reserve Board for the Company to acquire control of the Bank. By July 26, 1999, the Company received all required approvals and on that day the Bank commenced operations.

         At June 30, 1999, the Company had total assets of $10,777,493. These assets consisted principally of restricted cash of $9,772,902 related to subscribers' deposits and premises and equipment of $803,317. Premises and equipment consists primarily of improvements to the Bank's current main office site and the acquisition of land related to the Bank's permanent facility. Additionally, the Company expects to spend approximately $850,000 in related construction costs associated with the Bank's permanent facility.

         The Company's liabilities at June 30, 1999 were $11,143,170 and consisted primarily to subscribers' deposits of $9,772,902 and advances under a line of credit from a bank of $1,334,678. The Company's line of credit was repaid subsequent to July 26, 1999 with proceeds from the offering. The Company had a stockholders' deficit of $365,677 at June 30, 1999.

         The Company had a net loss of $175,539 for the six months ended June 30, 1999, and $366,177 cumulatively from inception through June 30, 1999, or a pro forma net loss of $.18 per share for the quarter ended June 30, 1999 and $.37 per share cumulatively since inception based on the actual shares of 993,242 which were outstanding as a result of the offering. This loss resulted from expenses incurred in connection with activities related to the organization of the Company and the Bank. These activities included preparing and filing an application with the OCC and the FDIC to charter the Bank and to obtain deposit insurance, preparing an application with the Federal Reserve Board for approval of the Company to acquire the Bank, responding to questions and providing additional information to the OCC, the FDIC, and the Federal Reserve Board in connection with the application process, preparing a prospectus and filing a registration statement with the Securities and Exchange Commission (the "SEC"), selling the Company's common stock, meetings and discussions among various organizers regarding various preopening issues, hiring qualified personnel to work for the Bank, conducting public relation activities on behalf of the Bank, developing prospective business contacts for the Bank and the Company, and taking other actions necessary for a successful bank opening. Because the Company was in the organization stage, it had no operations from which to generate revenues with the exception of interest earned on subscribers' deposits.

         On July 26, 1999, a total of $9,932,420 was used to capitalize the Company. Of this amount, $7,000,000 was used to capitalize the Bank and the remainder will be used to pay organization expenses of the Company and provide working capital, including additional future capital for investment in the Bank, if needed. The Company believes this amount will be sufficient to fund the activities of the Bank in its initial stages of operations, and that the Bank will generate sufficient income from operations to fund its activities on an ongoing basis. For purposes of its charter application with the OCC, the organizers estimated the Company's deficit when the Bank opens to be approximately $500,000, although the actual deficit may be significantly higher or lower. The Company believes that income from the operations of the Bank will be sufficient to fund the activities of the Company on an ongoing basis; however, there can be no assurance that either the Bank or the Company will achieve any particular level of profitability.

CAPABILITY OF DATA PROCESSING SOFTWARE TO ACCOMMODATE THE YEAR 2000

         Like many financial institutions, we rely upon computers for the daily conduct of our business and for information systems processing. There is concern among industry experts that on January 1, 2000, computers will be unable to "read" the new year and there may be widespread computer malfunctions. In June 1996, the Federal Financial Institutions Examination Council alerted the banking industry that serious challenges could be encountered with Year 2000 issues. In addition, the OCC and the FDIC have issued guidelines to require compliance with Year 2000 issues. In accordance with these guidelines, we have developed and are executing a plan to ensure that our computer and telecommunication systems do not have these Year 2000 problems. We generally rely on software and hardware developed by independent third parties for our information systems. We are a new company and therefore, despite our reliance upon third parties for many of our information systems, we believe that by following the procedures that are outlined below, we have the ability to minimize our Year 2000 risk.

         We have entered into an agreement with Fiserv to provide our mission critical hardware and software and to perform all overnight processing and reconciliation of our daily transaction data. Fiserv is a well-established company which provides similar systems and services to thousands of financial institutions in the United States. Fiserv has completed testing the system we will be using with generic data which has been artificially "aged" to simulate all critical Year 2000 related dates. Banking regulators have approved this type of testing as a valid means of testing. We have reviewed these tests and are satisfied that the system tested is similar to ours and that the Fiserv system did not encounter any Year 2000 problems. We therefore do not expect to encounter any Year 2000 issues in the Fiserv system. Our agreements with Fiserv include warranties that their system is Year 2000 compliant in all respects, although the remedies available under such agreements are limited and specifically exclude special, incidental, indirect, and consequential damages.

         We will require all other significant vendors to provide similar test results and warranties regarding Year 2000 compliance. Because we have chosen our information systems and software with the Year 2000 in mind, we do not believe we will have any significant expenses associated with Year 2000 issues.

         We may also incur losses if our loan customers encounter Year 2000 problems which would prevent them from repaying loans. We intend to require certification from our larger commercial borrowers that their systems are Year 2000 compliant and that thy do not expect to be adversely affected by the year change. Although these certifications will be helpful, it would be very difficult for us to accurately assess the Year 2000 readiness of any borrower. We may therefore suffer loan losses from customers who have significant Year 2000 problems. The amount of potential loss from this issue is not quantifiable.

         Most Likely Consequences of Year 2000 Problems. We expect to identify and resolve all Year 2000 problems that could materially adversely affect our business. However, we believe that it is not possible to determine with complete certainty that we have identified and corrected all Year 2000 problems. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, we cannot accurately predict how many failures related to the Year 2000 problem will occur with our suppliers, customers, or other third parties or the severity, duration, or financial consequences of such failures.

         As a result, we expect that we could possibly suffer the following consequences:

         - A number of operational inconveniences and inefficiencies for the Bank, its service providers, or its customers that may divert our time and attention and financial and human resources from our ordinary business activities; and

         - System malfunctions that may require significant efforts by us or our service providers or customers to prevent or alleviate material business disruptions.

         Additionally, there may be a higher than usual demand for liquidity immediately prior to the century change due to deposit withdrawals by customers concerned about Year 2000 issues. Because we have only recently opened and will not have generated a large number of loans by year-end, we expect to have more than adequate liquidity. However, to address this possible demand, we may also secure an additional line of credit with the Federal Home Loan Bank or another financial institution.

         Contingency Plans. We have developed contingency plans to be implemented as part of our efforts to identify and correct any Year 2000 problems affecting our internal systems. Depending on the systems affected, these plans include

(a) accelerated replacement of affected equipment or software; (b) short term use of backup equipment and software; (c) increased work hours for our personnel or use of contract personnel to correct, on an accelerated schedule, any Year 2000 problems which arise; and (d) other similar approaches. If we are required to implement any of these contingency plans, these plans could have a material adverse effect on our business.

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

         (a)      Not applicable
         (b)      Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to security holders for a vote during the three months ended June 30, 1999.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  27 Financial Data Schedule (for SEC use only)

         (b)      Not applicable

                                   SIGNATURES


         Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                          FIRST CAPITAL BANK HOLDING CORPORATION



Date:     August 9, 1999                   By:  /s/  Michael G. Sanchez
     ------------------------------       --------------------------------------
                                          Michael G. Sanchez
                                          Chief Executive Officer



Date:      August 9, 1999                 By:  /s/  Timothy S. Ayers
     ------------------------------       --------------------------------------
                                          Timothy S. Ayers
                                          Chief Financial Officer