Form 10QSB
period 1999-09-30
FIRST CAPITAL BANK HOLDING CORP
filed 1999-11-15
CIK 1074560

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to

                        Commission file number 333-69973

                     First Capital Bank Holding Corporation
             (Exact name of registrant as specified in its charter)

       Florida                                                            59-3532208
 ------------------------                                      ------------------------------------
 (State of Incorporation)                                      (I.R.S. Employer Identification No.)

 1891 South 14th Street
 Fernandina Beach, Florida                                                 32034
 ----------------------------------------                      ------------------------------------
 (Address of principal executive offices)                                (Zip Code)

                                  904-321-0400
                      -----------------------------------
                               (Telephone Number)


                                 Not Applicable
                      -----------------------------------
                          (Former name, former address
                             and former fiscal year,
                          if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X]  NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000 shares of common stock, $.01 par value per share, issued and outstanding as of November 5, 1999.

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                     FIRST CAPITAL BANK HOLDING CORPORATION

                          PART I. FINANCIAL INFORMATION

      ITEM 1.      FINANCIAL STATEMENTS

                   The financial statements of First Capital Bank Holding Corporation (the "Company") are set forth in the following pages.

                     FIRST CAPITAL BANK HOLDING CORPORATION

                                  BALANCE SHEET

                               SEPTEMBER 30, 1999


                                                     Assets

                                                                                   September 30,
                                                                                       1999
                                                                                   ------------
   Cash                                                                            $    230,418
                                                                                   ------------
   Federal funds sold                                                                 4,968,000
                                                                                   ------------

                          Total cash and cash equivalents                             5,198,418
   Investments available for sale                                                     5,936,221
   Other investments                                                                    231,000
   Loans, net                                                                         3,025,485
   Premises and equipment, net                                                        1,417,926
   Other assets                                                                         170,970
                                                                                   ------------

                                                                                   $ 15,980,020
                                                                                   ============
                                   Liabilities and Stockholders' Equity
  Deposits:
       Noninterest bearing                                                         $    904,042
       Interest bearing                                                               5,884,627
                                                                                   ------------

               Total deposits                                                         6,788,669
   Note payable - line of credit                                                             --
   Other liabilities                                                                     38,705
                                                                                   ------------
               Total liabilities                                                      6,827,374
                                                                                   ------------
   Preferred stock, par value $.01, 1,000,000 shares authorized;
         no shares issued or outstanding                                                     --
   Common stock, par value $.01, 10,000,000 shares authorized;
         1,000,000 shares issued and outstanding                                        100,000
   Additional paid-in capital                                                         9,618,858
   Accumulated deficit                                                                 (534,859)
   Other comprehensive loss                                                             (31,353)
                                                                                   ------------
               Total stockholders' equity                                             9,152,646
                                                                                   $ 15,980,020
                                                                                   ============



See accompanying notes to financial statements.

                     FIRST CAPITAL BANK HOLDING CORPORATION

                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999



                                                                              Three Months    Nine Months
                                                                                 Ended          Ended
                                                                              September 30,   September 30,
                                                                                  1999           1999
                                                                              -------------   -------------
Interest income:
    Interest and fees on loans                                                  $  39,259         39,259
    Interest income on federal funds sold                                          92,581        131,435
    Interest income on investment securities                                       43,405         43,405
                                                                                ---------       --------
           Total interest income                                                  175,245        214,099
                                                                                ---------       --------
Interest expense:
    Interest bearing deposits                                                      21,261         21,261
    Other                                                                              --         33,449
                                                                                ---------       --------
           Total interest expense                                                  21,261         54,710
                                                                                ---------       --------
           Net interest income                                                    153,984        159,389
Provision for loan losses                                                          35,500         35,500
                                                                                ---------       --------
     Net interest income after provision
        for loan losses                                                           118,484        123,889
                                                                                ---------       --------
Noninterest income                                                                  1,120          1,120
                                                                                ---------       --------
Noninterest expenses:
    Salaries and employee benefits                                                115,626        255,586
    Occupancy                                                                      27,683         40,236
    Other                                                                         144,977        173,408
                                                                                ---------       --------
           Total noninterest expenses                                             288,286        469,230
                                                                                ---------       --------
           Net loss                                                             $(168,682)      (344,221)
                                                                                =========       ========
Other comprehensive income, net of tax:
    Unrealized losses arising during the period, net of taxes of $0 and $0        (31,353)       (31,353)
                                                                                ---------       --------
    Comprehensive loss                                                          $(200,035)      (375,574)
                                                                                =========       ========
           Net loss per share                                                   $   (0.17)         (0.34)
                                                                                =========       ========

See accompanying notes to financial statements.

                     FIRST CAPITAL BANK HOLDING CORPORATION

                             STATEMENT OF CASH FLOWS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999



                                                                 September 30,
                                                                     1999
                                                                 -------------
Cash flows from operating activities:

     Net loss                                                    $   (344,221)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
             Depreciation expense                                       6,151
             Provision for loan losses                                 35,500
             Increase in other assets                                 (89,654)
             Decrease in other liabilities                            (15,467)
                                                                 ------------
                  Net cash used in operating activities              (407,691)
                                                                 ------------
Cash flows from investing activities:
     Purchase of premises and equipment                            (1,123,216)
     Purchase of investment securities available for sale          (5,967,574)
     Purchase of other investments                                   (231,000)
     Increase in loans                                             (3,060,985)
     Payment of organizational expenses                              (281,142)
                                                                 ------------
                  Net cash used in investing activities           (10,663,917)
                                                                 ------------
Cash flows from financing activities:
     Proceeds from the sale of common stock                        10,000,000
     Increase in deposits                                           6,788,669
     Repayment of note payable                                       (520,678)
     Redemption of organizational shares                                 (500)
                                                                 ------------
                  Net cash provided by financing activities        16,267,491
                                                                 ------------

Net increase in cash                                                5,195,883

Cash and cash equivalents at the beginning of the year                  2,535
                                                                 ------------
Cash and cash equivalents at the end of the year                 $  5,198,418
                                                                 ============
Supplemental cash flow information:
     Interest paid                                               $     52,463
                                                                 ============

See accompanying notes to financial statements.

                     FIRST CAPITAL BANK HOLDING CORPORATION

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

      The Company raised $10,000,000 through an offering of its common stock at $10 per share, of which $7,000,000 was used to capitalize the Bank.

      The Company was authorized to issue and sell up to 165,000 warrants in this offering to the organizers. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $10.00 per share for a period of five years beginning on the date the Bank opens for business. The warrants will become exercisable in equal amounts beginning on the date the Bank opens for business and on each of the four succeeding anniversaries of that date. Each organizer will be granted one warrant for every two shares that he or she purchased in the offering. The Company has also reserved 100,000 shares for the issuance of options under an employee incentive stock option plan.

      The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter ended September 30, 1999 are not necessarily indicative of the results of a full year's operations.

(2)   BASIS OF PRESENTATION
      ---------------------

      The consolidated financial statements include the accounts of the Company and the Bank. All intercompany accounts and transactions have been eliminated in consolidated. The financial statements of the Company through June 30, 1999 were presented as a development stage corporation.

      The accounting principles followed by the Company and its subsidiary, and the method of applying these principles, conform with generally accepted accounting principles (GAAP) and with general practices within the banking industry. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and valuation allowances associated with the realization of deferred tax assets which are based on future taxable income.

(3)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      ------------------------------------------

      INVESTMENT SECURITIES
      The Company classifies its securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Company has the ability and intent to hold until maturity. All securities not included in trading or held to maturity are classified as available for sale.

      Available for sale securities are recorded at fair value. Held to maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses, net of the related tax effect, on securities available for sale are excluded from earnings and are reported as a separate component of shareholders' equity until realized. Transfers of securities between
      categories are recorded at fair value at the date of transfer.      A
      decline in the market value of any available for sale or held to maturity security below cost that is deemed other than temporary is charged to earnings and establishes a new cost basis for the security.

                     FIRST CAPITAL BANK HOLDING CORPORATION

(3)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
      -----------------------------------------------------

      INVESTMENT SECURITIES, CONTINUED
      Premiums and discounts are amortized or accreted over the life of the related securities as adjustments to the yield. Realized gains and losses for securities classified as available for sale and held to maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

      LOANS AND ALLOWANCE FOR LOAN LOSSES
      Loans are stated at principal amount outstanding, net of the allowance for loan losses. Unearned interest on discounted loans is recognized as income over the term of the loans using a method which approximates a level yield. Interest on other loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.

      A loan is considered impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price, or at the fair value of the collateral of the loan if the loan is collateral dependent. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful.

      The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance represents an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible.

      Management's judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality and review of specific problem loans.

      Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different than those of management.

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

      ORGANIZATION COSTS
      Costs incurred for the organization of the Company and the Bank (consisting principally of legal, accounting, consulting and incorporation fees) were expensed as incurred.

      DEFERRED OFFERING EXPENSES
      Costs incurred in connection with the stock offering, consisting of direct, incremental costs of the offering, were deferred and were offset against the proceeds of the stock sale as a charge to additional paid in capital.

                     FIRST CAPITAL BANK HOLDING CORPORATION

(3)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
      -----------------------------------------------------

      INCOME TAXES
      The Company accounts for deferred income taxes using the liability approach, and when this approach results in a net deferred tax asset, management evaluates the likelihood of being able to realize that asset. When management determines that some or all of the net deferred tax asset is not realizable, a valuation allowance is recorded for that amount. At September 30, 1999, the Company's only significant deferred tax attribute was its net operating loss since inception, and this deferred tax asset has been fully reserved.

      PRE-OPENING EXPENSES
      Costs incurred for overhead and other operating expenses are included in the current period's operating results.

      PROFORMA NET LOSS PER COMMON SHARE
      Proforma net loss per common share is calculated by dividing net loss by the number of common shares which were sold in the initial public offering, and would be considered outstanding for all periods presented, as prescribed in Staff Accounting Bulletin Topic 1:B.

(4)   PREFERRED STOCK
      ---------------

      Shares of preferred stock may be issued from time to time in one or more series as established by resolution of the Board of Directors of the Company. Each resolution shall include the number of shares issued, preferences, special rights and limitations as determined by the Board.

(5)   COMMITMENTS
      -----------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
--------------------------

     The following is a discussion of the Company's financial condition as of and for the period ended September 30, 1999. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

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

FINANCIAL CONDITION
-------------------

     The Company was organized on July 29, 1998. The Company's initial principal activities related to its organization, the conducting of its initial public offering, the pursuit of approvals from the Office of the Comptroller of the Currency (the "OCC") and Federal Deposit Insurance Corporation (the "FDIC") of its application to charter the Bank and to obtain deposit insurance, and the pursuit of approvals from the Federal Reserve Board for the Company to acquire control of the Bank. By July 26, 1999, the Company received all required approvals and on that day the Bank commenced operations.

     A total of $9,618,858, net of offering costs of $281,142, was used to capitalize the Company. Of this amount, $7,000,000 was used to capitalize the Bank and the remainder will be used to pay organization expenses of the Company and provide working capital, including additional future capital for investment in the Bank, if needed. The Company believes this amount will be sufficient to fund the activities of the Bank in its initial stages of operations, and that the Bank will generate sufficient income from operations to fund its activities on an ongoing basis.

     As of September 30, 1999, the Bank had concluded two full month of operations, and the Company had total assets of $15,980,020. During this period, total deposits had grown to $6,788,669 and total loans had grown to $3,025,485. The Bank had $5,936,221 in its investment portfolio, with an additional $4,968,000 in overnight investments at September 30, 1999.

     At September 30, 1999 the Bank's loan to deposit ratio was 45%. Management's long term target for the loan to deposit ratio is 80%. The interest rates being paid on interest bearing deposits and the service charge rates for deposit services are comparable to local market rates. Management is making a concerted effort to develop quality loan business in the local market and to manage the deposit growth consistent with expected loan demand.

     The deposit mix at September 30, 1999 was as follows: $904,042 (13% of total deposits) in noninterest bearing demand deposits: $5,122,113 (75% of total deposits) in interest checking accounts; $67,631 (1% of total deposits) in savings accounts; and $694,883 (10% of total deposits) in time deposits. As the Bank continues to grow, management expects the deposit mix to become more heavily weighted towards the higher costing time deposits, thus increasing the average cost of funds and reducing the Bank's net interest margin.

     While the Bank continues to build its loan portfolio, excess funds are invested in short to intermediate term government and mortgage-backed securities. At September 30, 1999, all securities were classified as available for sale totaling $5,936,221. Overnight interest bearing deposits (federal funds sold) were $4,968,000. The current investment portfolio strategy is primarily to provide liquidity for funding loans and initial operating expenditures and secondarily for earnings enhancement. Accordingly, no investment securities have final maturities greater than five years and all are pledgeable to raise funding through secured borrowing or repurchase agreements.

     Premises and equipment (net of depreciation) were $1,417,926 and consisted primarily of main office location as well as furniture and fixtures acquired.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

FINANCIAL CONDITION, CONTINUED
-------------------

     The Company had an accumulated deficit of $534,859 as of September 30, 1999. During the first nine months of 1999, the Company incurred a net loss of $344,221. The first three quarters of 1999 reflected two full month of banking operations with 14 full-time employees. Prior to commencing operations, the losses were a result of expenses incurred in connection with activities related to the organization of the Company and the Bank.

     Net interest income for the nine months ended September 30, 1999 was $159,389 ($153,984 in the third quarter). The Company had interest expense on interest bearing deposits of $21,261 and the lines of credit of $33,449 for the first nine months of 1999.

     Total interest income in the first three quarters of 1999 was $214,099 ($175,245 in the third quarter). Interest income on loans including fees was $39,259 in the first three quarters of 1999 (all in the third quarter). Loan interest income and deposit interest expense in 1999 were not incurred until the Bank opened on July 26, 1999.

     The provision for loan losses for the nine months ended September 30, 1999 was $35,500 (all in the third quarter). The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. Since the Bank's loan portfolio is only two months old, the Bank has no historical data about loan losses on its portfolio on which to base projections for future losses. Until more substantial evidence about potential loan losses is developed, management believes the Bank should establish an allowance for loan losses that will approximate 1.15% of total loans. At September 30, 1999, the allowance for loan losses was $35, 500, which represented 1.16% of total loans. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required.

      Noninterest income for the nine months ended September 30, 1999 was $1,120 (all in the third quarter). This consists of service charges on deposit accounts.

     Noninterest expense for the first three quarters of 1999 was $469,230 ($288,286 in the third quarter). Salaries and benefits for the nine and three months ended September 30, 1999 totaled $255,586 and $115,626, respectively. At September 30, 1999 the Company had 14 employees. Occupancy costs are primarily related to operations occurring in the rented office space until the permanent bank building was completed. The remainder of the expenses relate primarily to organizational costs incurred prior to commencement of operations.

     Management does not expect the Company to make a quarterly profit at least until the second half of 2000, while it establishes its position in the local market and builds its banking services infrastructure. Management continues to believe that the local market presents good opportunities for business development to support a growing and profitable community bank. Despite the anticipated losses in the first years of operations, the Company expects earnings from loans and investments and other banking services as well as steady deposit growth to provide sufficient liquidity for both the short and long term. The Bank intends to manage its loan growth such that deposit flows will provide funding for all loans as well as cash reserves for working capital and short to intermediate term, liquid investments.

     The Bank has established short-term Federal Funds Purchase lines of credit with its correspondent banks which totals $6,150,000. This line is unsecured and is designed to provide the Bank with short-term liquidity. These lines may be revoked at any time by the correspondent banks and are available to the Bank simply as an accommodation for short-term (two weeks or less) liquidity needs.

     In the early years, the investment practices of the Company will limit investments to highly liquid overnight investments in correspondent banks and short to intermediate term U.S. Treasury and government agency securities. For the foreseeable future, the Bank will consider its investment portfolio primarily as a source for liquidity and secondarily as a source for earnings.

CAPABILITY OF DATA PROCESSING SOFTWARE TO ACCOMMODATE THE YEAR 2000
-------------------------------------------------------------------

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

ITEM 2.    CHANGES IN SECURITIES


           (a)   Not applicable
           (b)   Not applicable
           (c)   Effective data of Form SB-2 Registration Statement - March 18, 1999
                 Form SB-2 SEC Commission file number  333-69973
                 Termination date of offering - July 26, 1999
                 Sales agent - Allen C. Ewing & Co.
                 Class of Securities Registered - Common stock .01 par value
                 Amount and Aggregate Price of Shares Registered - 1,000,000 shares @ $10 per share for $10,000,000
                 Amount and Aggregate Price of Shares Sold - 1,000,000 shares @ $10 per share for $10,000,000
                 Estimated Direct payments to others for expenses incurred in connection with the issuance of shares - $281,000
                 Estimated Net proceeds from offering - $9,719,000
                 Use of proceeds:
                  -     capitalization of First National of Nassau County -
                        $7,000,000
                  -     working capital - $2,719,000

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           There were no matters submitted to security holders for a vote during the three months ended June 30, 1999.

ITEM 5.    OTHER INFORMATION

             On November 4, 1999, the U.S. Senate and House of Representatives each passed the Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999. The Act is expected to be signed into law by President Clinton in early November 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also creates a new "financial holding company" under the Bank Holding Company Act, which will permit holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities. The Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that the Company faces from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on the Company.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibit 27.1 Financial Data Schedule (for SEC use only)

           (b)   Not applicable

                                   SIGNATURES


      Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                    FIRST CAPITAL BANK HOLDING CORPORATION



Date:     November 9, 1999          By:  /s/ Michael G. Sanchez
     -------------------------      ---------------------------------------
                                    Michael G. Sanchez
                                    Chief Executive Officer



Date:     November 9, 1999          By:  /s/ Timothy S. Ayers
     -------------------------      ---------------------------------------
                                    Timothy S. Ayers
                                    Chief Financial Officer