Form 10KSB
period 1999-12-31
FIRST CAPITAL BANK HOLDING CORP
filed 2000-03-27
CIK 1074560

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
(MARK ONE)

 [X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) For the fiscal year ended December 31, 1999

         OR

 [ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)
              For the transition period from ________ to ________

                         Commission file no. 333-69973

                     FIRST CAPITAL BANK HOLDING CORPORATION
                 (Name of Small Business Issuer in Its Charter)

           Florida                                               59-3532208
  (State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

     1891 South 14th Street
    Fernandina Beach, Florida                                      32034
(Address of Principal Executive Offices)                        (Zip Code)

                                 (904) 321-0400
                 Issuer's Telephone Number, Including Area Code

       Securities registered pursuant to Section 12(b) of the Act: None. Securities registered pursuant to Section 12(g) of the Act: None.

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's loss for its most recent fiscal year was $444,313. As of December 31, 1999, 1,000,000 shares of Common Stock were issued and outstanding.

         The aggregate market value of the Common Stock held by non-affiliates of the Company on March 1, 2000 is $6,626,220. This calculation is based upon an estimate of the fair market value of the Common Stock of $10.00 per share, which was the price of the last trade of which management is aware prior to this date. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

  Transitional Small Business Disclosure Format. (Check one): Yes [ ] No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

ITEM 1.    DESCRIPTION OF BUSINESS

         This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

         - significant increases in competitive pressure in the banking and financial services industries;

         - changes in the interest rate environment which could reduce anticipated or actual margins;

         - changes in political conditions or the legislative or regulatory environment;

         - general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

         -  changes occurring in business conditions and inflation;

         -  changes in technology;

         -  changes in monetary and tax policies;

         -  changes in the securities markets; and

         - other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.


GENERAL

         First Capital Bank Holding Corporation was incorporated as a Florida corporation on July 29, 1998, primarily to own and control all of the capital stock of First National Bank of Nassau County. On July 26, 1999, the company acquired 100% of the outstanding common stock of First National Bank, which operates in the Fernandina Beach, Florida area. We raised $10,000,000 through an offering of our common stock at $10 per share, of which $7,000,000 was used to capitalize First National Bank. First National Bank is chartered and regulated by the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation. First National Bank commenced operations on July 26, 1999.

         Through First National Bank, we engage in a commercial banking business from our main office located at 1891 South 14th Street, in the City of Fernandina Beach, Florida (Nassau County). First National Bank is a full service commercial bank without trust powers. First National Bank offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, First National Bank provides such consumer services as U.S. Savings Bonds, travelers checks, cashiers checks, safe deposit boxes, bank by mail services, direct deposit, and automatic teller services.

MARKETING FOCUS

         Our primary market area is within the Jacksonville, Florida metropolitan area, which includes the five counties of Duval, Nassau, St. Johns, Clay, and Baker. Nassau County is an integral part of the Jacksonville metropolitan area and has participated in the growth experienced by the area in recent years. The Jacksonville market has a current population in excess of 1,000,000 people and is projected to grow to a population of 1,200,000 by 2010. Fernandina Beach's strategic location within the Jacksonville metropolitan area, along with its coastal setting, makes it a location of choice for many residents taking advantage of the resources and job opportunities in the metropolitan market of Jacksonville.

         The five-county area has a lower unemployment rate than the State of Florida average which, in turn, is lower than the national average. The climate and geography of the area have encouraged strong population and economic growth and the new NFL football team, the Jacksonville Jaguars, has given the five-county area a higher profile regionally and nationally.

         Our primary service area represents a geographic area which includes the communities of Amelia Island, Fernandina Beach, O'Neil, and Yulee, Florida. The boundaries of the primary service area are the St. Mary's River and the State of Georgia to the north, the Atlantic Ocean to the east, Duval County to the south, and Baker County to the west.

         We target our products and services to meet the needs of the area's customer base, initially focusing on providing small- to middle-market business loans, residential mortgages, and consumer loans to these customers. We believe that more than 75% of First National Bank's customer base is represented by the businesses and residents located in the primary service area.

         Nassau County has been one of the fastest growing regions in Florida over the last several years. The county's population has grown 67.5% from the 1980 census to 51,000 in 1990, and is estimated to be approximately 80,000 by 2004. The per capita income in the county was $55,294 as of 1998.

         Nassau County has many positive attributes that contribute to the area's business growth and stability. These include easy access to two interstates, an extensive rail service network, Jacksonville International Airport, and the Port of Fernandina, which is the deepest natural port on the southeastern coast of the United States. The paper, timber, and resort industries form the core of the area's economy and, as an indication of recent growth, commercial building permits have increased 237% over the past ten years. Amelia Island is considered to be one of the foremost residential and retirement areas in Florida as it attracts affluent retirees and second homeowners from the Eastern states of the country. The Ritz-Carlton Hotel with its 300 rooms and the Amelia Island Plantation are among the premier resort hotels on Florida's East Coast.

DEPOSITS

         First National Bank offers a full range of interest-bearing and non-interest-bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest-bearing statement savings accounts and certificates of deposit with fixed and variable rates and a range of maturity date options. The sources of deposits are residents, businesses, and employees of businesses within our market area, obtained through the personal solicitation of its officers and directors, direct mail solicitation, and advertisements published in the local media. We pay competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation. In addition, we have implemented a service charge fee schedule competitive with other financial institutions in our market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

LENDING ACTIVITIES

         General. We emphasize a range of lending services, including real estate, commercial and consumer loans, to individuals and small-to medium-sized businesses and professional concerns that are located in or conduct a substantial portion of their business in our market area. We emphasize retail banking, home mortgages, real estate development, and consumer lending needs. We do not make non-real estate commercial purpose loans that exceed 20% of its assets or non-real estate consumer purpose loans that exceed 35% of our assets. Outside of the inherent risk of the credit worthiness of our borrowers, other risks associated with residential mortgage loans are the inability to move foreclosed real estate in a down market or economy, shifts in the demographics of a given market from residential zonings to commercial, individual customers who have been displaced due to corporate downsizing/loss of income, and an overall economic downturn creating unemployment due to lack of product demand.

         Real Estate Loans. One of the primary components of our loan portfolio is loans secured by first or second mortgages on real estate. These loans generally consist of commercial real estate loans, construction and development loans, and residential real estate loans (home equity loans are excluded as they are classified as consumer loans). Loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, and will more likely be fixed in the case of shorter term loans. We generally charge an origination fee. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, we typically require personal guarantees of the principal owners of the collateral property, combined with our review of the personal financial statements of the principal owners. We generally apply the same underwriting criteria for home equity loans and lines of credit as for first mortgage loans, as described above. Home equity lines of credit typically expire ten years or less after origination. The principal economic risk associated with each category of anticipated loans, including real estate loans, is the creditworthiness of our borrowers. The risks associated with real estate loans vary with many economic factors, including employment levels and fluctuations in the value of real estate.

         Commercial Loans. We make loans for commercial purposes in various lines of businesses. Equipment loans are typically for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment and with a loan-to-value ratio of 80% or less. Working capital loans typically have terms not exceeding one year and are usually secured by accounts receivable, inventory, or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and in other cases principal is typically due at maturity. The principal economic risk associated with each category of loans, including commercial loans, is the creditworthiness of our borrowers. The risks associated with commercial loans vary with many economic factors, including the economy in the Nassau County area. The well-established banks in the Nassau County area make proportionately more loans to medium- to large-sized businesses than we do. Many of our anticipated commercial loans are made to small- to medium-sized businesses which may be less able to withstand competitive, economic, and financial conditions than larger borrowers.

         Consumer Loans. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans and lines of credit. These loans typically carry balances of less than $25,000 and, in the case of non-revolving loans, are amortized over a period not to exceed 60 months. The revolving loans typically bear interest at a fixed rate and require monthly payments of interest and a portion of the principal balance. As with the other categories of loans, the principal economic risk associated with consumer loans is the creditworthiness of our borrowers, and the principal competitors for consumer loans are the established banks in the Nassau County area.

         Loan Approval and Review. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer's lending authority, the loan request will be considered and approved by an officer with a higher lending limit. We have established a Board loan committee that must approve any loan over the chief executive officer's lending limit. We will not make any loans to any director, officer, or employee on terms more favorable to such person than would be available to an unaffiliated person.

         Lending Limits. Our lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship with us), in general we are subject to a loan-to-one-borrower limit. This limit will increase or decrease as our capital increases or decreases. Unless we are able to sell participations in our loans to other financial institutions, we will not be able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

OTHER BANKING SERVICES

         Other services we provide include cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. We are associated with a shared network of automated teller machines that may be used by our customers throughout Florida and other regions.

COMPETITION

         Competition in our primary service area is intense. As of June 30, 1999, total bank deposits in Nassau County were approximately $375 million. Including our bank, the market is served by seven banks with 15 branches. There are six regional bank holding companies represented in Nassau County which hold a combined market share of 82% of total deposits.

         Financial institutions primarily compete with one another for deposits. In turn, a bank's deposit base directly affects its loan activities and general growth. Primary methods of competition include interest rates on deposits and loans, service charges on deposit accounts, and designing unique financial services products. We compete with financial institutions which have much greater financial resources and which offer more services and possibly better terms to their customers. However, we believe that we are able to attract sufficient deposits to enable us to compete effectively with other area financial institutions. We believe we have the advantage of being locally owned and managed, enabling us to benefit from the high visibility and excellent business contacts of our directors and officers.

         We also compete with existing area financial institutions other than commercial banks and savings and loan associations, including insurance companies, consumer finance companies, brokerage houses, credit unions, and other business entities which have recently been invading the traditional banking markets. Due to the growth of our market area, we expect additional competition to be created by new entrants to the market.

EMPLOYEES

         As of March 20, 2000, we had 13 full-time employees and 1 part-time employee.


                          SUPERVISION AND REGULATION

         Both holding companies and national banks are extensively regulated under both federal and state law. The following is a brief summary of banking statutes and rules and regulations that affect First Capital Bank Holding Corporation and First National Bank. These laws and regulations are generally intended to protect depositors, not shareholders. These regulations are very complex, and we refer you to the particular statutes, and regulatory provisions for a thorough understanding.

GRAMM-LEACH-BLILEY ACT

         On November 4, 1999, the U.S. Senate and House of Representatives each passed the Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999. The Act was signed into law by President Clinton on November 12, 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities.

         The Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that we face from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on us. From time to time other changes are proposed to laws affecting the banking industry, and these changes could have a material effect on our business and prospects. We cannot predict the nature or the extent of the effect on our business and earnings of fiscal or monetary policies, economic controls, or new federal or state legislation.

FIRST CAPITAL BANK HOLDING CORPORATION

         First Capital Bank Holding Corporation is a bank holding company under the federal Bank Holding Company Act of 1956 because it owns the outstanding stock of the bank. As a Florida corporation, the company is also subject to Chapter 607, Florida Business Corporation Act and the regulations effected by the Florida Department of State.

         The Bank Holding Company Act. Under the Bank Holding Company Act, the company is subject to periodic examination by the Federal Reserve and required to file periodic reports of its operations and any additional information that the Federal Reserve may require. Our activities at the bank and holding company level are limited to:

         -  banking and managing or controlling banks;
         -  furnishing services to or performing services for its subsidiaries;
            and
         - engaging in other activities that the Federal Reserve determines to be so closely related to banking and managing or controlling banks as to be a proper incident thereto.

         Investments, Control, and Activities. With certain limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

         -  acquiring substantially all the assets of any bank;
         - acquiring direct or indirect ownership or control of any voting shares of any bank if after the acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or
         -  merging or consolidating with another bank holding company.

         In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the Company has registered securities under
Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. We intend to register our common stock under the Securities Exchange Act of 1934 in April 2000. The regulations provide a procedure for challenge of the rebuttable control presumption.


     Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include:

         -  making or servicing loans and certain types of leases;
         -  engaging in certain insurance and discount brokerage activities;
         -  performing certain data processing services;
         - acting in certain circumstances as a fiduciary or investment or financial adviser;
         -  owning savings associations; and
         - making investments in certain corporations or projects designed primarily to promote community welfare.

         The Federal Reserve Board imposes certain capital requirements on the company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "Capital Regulations." Subject to its capital requirements and certain other restrictions, the company is able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the company. Our ability to pay dividends will be subject to regulatory restrictions as described below in "First National Bank - Dividends." The company is also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

         Source of Strength; Cross-Guarantee. In accordance with Federal Reserve Board policy, the company is expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which the company might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

FIRST NATIONAL BANK

         First National Bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the Office of the Comptroller of the Currency. Deposits in the bank are insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules.
         The Office of the Comptroller of the Currency and the FDIC regulate or monitor virtually all areas of the bank's operations, including:

         -  security devices and procedures;
         -  adequacy of capitalization and loss reserves;
         -  loans;
         -  investments;
         -  borrowings;
         -  deposits;
         -  mergers;
         -  issuances of securities;
         -  payment of dividends;
         -  interest rates payable on deposits;
         -  interest rates or fees chargeable on loans;
         -  establishment of branches;
         -  corporate reorganizations;
         -  maintenance of books and records; and
         - adequacy of staff training to carry on safe lending and deposit gathering practices.

The Office of the Comptroller of the Currency requires the bank to maintain specified capital ratios and imposes limitations on the bank's aggregate investment in real estate, bank premises, and furniture and fixtures. The Office of the Comptroller of the Currency also requires the bank to prepare quarterly reports on the bank's financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures.

         Under the FDIC Improvement Act, all insured institutions must undergo regular on site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and state supervisor when applicable. The FDIC Improvement Act directs the FDIC to develop a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

         -  internal controls;
         -  information systems and audit systems;
         -  loan documentation;
         -  credit underwriting;
         -  interest rate risk exposure; and
         -  asset quality.

         National banks and their holding companies which have been chartered or registered or have undergone a change in control within the past two years or which have been deemed by the Office of the Comptroller of the Currency or the Federal Reserve Board to be troubled institutions must give the Office of the Comptroller of the Currency or the Federal Reserve Board 30 days prior notice of the appointment of any senior executive officer or director. Within the 30 day period, the Office of the Comptroller of the Currency or the Federal Reserve Board, as the case may be, may approve or disapprove any such appointment.

         Deposit Insurance. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. A separate Bank Insurance Fund and Savings Association Insurance Fund are maintained for commercial banks and savings associations with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. In 1993, the FDIC adopted a rule which establishes a risk-based deposit insurance premium system for all insured depository institutions. Under this system, until mid-1995 depository institutions paid to Bank Insurance Fund or Savings Association Insurance Fund from $0.23 to $0.31 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semiannual basis. Once the Bank Insurance Fund reached its legally mandated reserve ratio in mid-1995, the FDIC lowered premiums for well-capitalized banks, eventually eliminating premiums for well-capitalized banks, with a minimum semiannual assessment of $1,000. However, in 1996 Congress enacted the Deposit Insurance Funds Act of 1996, which eliminated even this minimum assessment. It also separated the Financial Corporation assessment to service the interest on its bond obligations. The amount assessed on individual institutions, including the bank, by Financial Corporation assessment is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. Increases in deposit insurance premiums or changes in risk classification will increase the bank's cost of funds, and we may not be able to pass these costs on to our customers.

         Transactions With Affiliates and Insiders. The bank is subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank's capital and surplus and, as to all affiliates combined, to 20% of the bank's capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

         The bank is also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. The bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. These extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

         Dividends. A national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the Office of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

         Branching. National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located. Under current Florida law, the bank may open branch offices throughout Florida with the prior approval of the Office of the Comptroller of the Currency. In addition, with prior regulatory approval, the bank will be able to acquire existing banking operations in Florida. Furthermore, federal legislation has recently been passed which permits interstate branching. The law permits out-of-state acquisitions by bank holding companies, interstate branching by banks if allowed by state law, and interstate merging by banks.

         Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Office of the Comptroller of the Currency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the bank.

         Other Regulations. Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

         - the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
         - the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
         - the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
         - the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
         - the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
         - the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the bank also are subject to:

         - the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
         - the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

         Capital Regulations. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. We have not received any notice indicating that either the Company or First National Bank is subject to higher capital requirements. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

         Under these guidelines, banks' and bank holding companies' assets are given risk-weights of 0%, 20%, 50%, or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight applies. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

         The federal bank regulatory authorities have also implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points.

         The FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Currently, we qualify as "well capitalized."

         Under the FDIC Improvement Act regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decreases, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to do some or all of the following:

         -  submit a capital restoration plan;
         -  raise additional capital;
         -  restrict their growth, deposit interest rates, and other activities;
         -  improve their management;
         -  eliminate management fees; or
         -  divest themselves of all or a part of their operations.

Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans.

         These capital guidelines can affect us in several ways. If we grow at a rapid pace, our capital may be depleted too quickly, and a capital infusion from the holding company may be necessary, which could impact our ability to pay dividends. Our capital levels will initially be more than adequate; however, rapid growth, poor loan portfolio performance, poor earnings performance, or a combination of these factors could change our capital position in a relatively short period of time.

         The FDIC Improvement Act requires the federal banking regulators to revise the risk-based capital standards to provide for explicit consideration of interest-rate risk, concentration of credit risk, and the risks of untraditional activities. We are uncertain what effect these regulations would have.

         Failure to meet these capital requirements would mean that a bank would be required to develop and file a plan with its primary federal banking regulator describing the means and a schedule for achieving the minimum capital requirements. In addition, such a bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless the bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time.

         Enforcement Powers. The Financial Institution Reform Recovery and Enforcement Act expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain "institution-affiliated parties." Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to twenty years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies' power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

         Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

ITEM 2.    DESCRIPTION OF PROPERTY

         Our principal place of business is located in Fernandina Beach, Florida. On June 16, 1998, we entered into a contract to acquire 1.28 acres of land located at 1891 South 14th Street at its intersection with Island Walk Way for a total purchase price of $265,000. The banking facility is 6,500 square feet of finished space at a cost of approximately $850,000. The office building is located approximately 15 miles from Interstate 95. We believe that the facilities will adequately serve our needs for at least the next 12 months.

ITEM 3.    LEGAL PROCEEDINGS.

         None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our articles of incorporation authorize us to issue up to 10,000,000 shares of common stock, of which 1,000,000 shares, for a total of $10,000,000, were sold in the initial public offering and are outstanding as of March 20, 2000. We have 609 shareholders of record. To date, we have not paid cash dividends on our common stock. We intend to retain earnings to support operations and finance expansion and therefore do not anticipate paying cash dividends in the foreseeable future.

         All outstanding shares of our common stock are entitled to share equally in dividends from funds legally available when declared by the Board of Directors.

         (b) Pursuant to Commission Rule 463, we are obligated to report on the use of proceeds from our initial public offering. The information provided below is given as of December 31, 1999.

                  (1) The company's registration statement on Form SB-2 (File No. 333-69973) was declared effective by the Commission on April 12, 1999.

                  (2)      The offering commenced on April 12, 1999.

                  (3) The offering did not terminate before any securities were sold.

                  (4)      (i)      The offering terminated on July 27, 1999,
                                    upon the sale of all the securities that the company had registered.

                           (ii) Allen C. Ewing & Co. served as a sales agent for the offering. In addition, the company's officers and directors sold shares in the offering, but did not receive any commissions for their efforts.

                           (iii)    Common stock was the only class of
                                    securities registered in the offering.

                           (iv)     1,000,000 shares ($10,000,000) of common
                                    stock were registered, of which 1,000,000 shares ($10,000,000) were sold.

                           (v) The company incurred approximately $281,142 in expenses (including sales commissions) in connection with the issuance and distribution of the common stock in the offering. All of these expenses were paid directly or indirectly to persons or entities other than directors, officers, persons owning 10% or more of the company's securities, or affiliates of the company.

                           (vi) The net proceeds to the company after deducting the total expenses described above were $9,718,858.

                           (vii) Through December 31, 1999, $2,332,978 of the net proceeds of the offering were invested in cash, $7,000,000 was invested in our bank subsidiary; and $190,638 was used to pay organization costs. None of the net proceeds have been paid directly or indirectly to directors, officers, persons owning 10% or more of the company's securities, and affiliates of the company, except for an aggregate of $222,950 paid as salaries to officers of First National Bank.

                           (viii) The use of proceeds described above does not represent a material change from the use of proceeds disclosed in the prospectus for the offering.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION

         This discussion and analysis is intended to assist the reader in understanding the financial condition and results of operations of First Capital Bank Holding Corporation. This commentary should be read in conjunction with the financial statements and the related notes and the other statistical information included elsewhere in this report.

OVERVIEW

         First Capital Bank Holding Corporation was incorporated as a Florida corporation on July 29, 1998, primarily to own and control all of the capital stock of First National Bank of Nassau County. On July 26, 1999, the company acquired 100% of the outstanding common stock of First National Bank, which operates in the Fernandina Beach, Florida area. We raised $10,000,000 through an offering of our common stock at $10 per share, of which $7,000,000 was used to capitalize First National Bank. First National Bank is chartered and regulated by the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation. First National Bank commenced operations on July 26, 1999 in temporary facilities located at 1875-A South 14th Street, Fernandina Beach, Florida. We moved into our new main office location at 1891 South 14th Street, Fernandina Beach, Florida, on September 27, 1999.

         During the development stage, from July 29, 1998 to December 31, 1998, we had a net loss of $190,638, and for the year ended December 31, 1999, we had a net loss of $444,313. Losses from inception to December 31, 1999 were $634,951. During 1999, our total assets grew from $384,712 to $21,406,482 as of December 31, 1999.

         We have omitted information from our discussion for the period from our inception, July 29, 1998 through December 31, 1998, because we did not commence operations until July 26, 1999, and this information would not be meaningful. The following discussion should be read with these points in mind. The following discussion also should be read in conjunction with our consolidated financial statements and the other financial data included in this annual report. The following discussion should be read with an understanding of the Company's short operating history.

RESULTS OF OPERATIONS

         As of December 31, 1999, which was the end of the first partial year (five months) of banking operations, the Company had total assets of $21,406,482, which consisted of cash and due from banks of $1,056,088, federal funds sold of $1,871,000, investment securities available for sale of $10,059,587, net loans of $6,337,579, premises and equipment of $1,646,871 and other assets of $435,357. The Company's liabilities consisted of total deposits of $12,382,702 and other liabilities of $11,185. Total shareholders' equity as of December 31, 1999 was $9,012,595.

         The Company's net loss for the year ended December 31, 1999 was $444,313, which included pre-opening expenses to prepare the Bank for operations. The Bank was staffed at a full service level during June 1999, in preparation of the Bank's opening on July 26, 1999.

         Interest income of $521,671 was earned for the period ending December 31, 1999. Interest on investment securities of $256,885 represented the largest portion of interest income. During the period, net interest expense was $130,697, resulting in net interest income of $390,974.

         The provision for loan losses was set at 1.15% of total loans, resulting in a $74,000 provision as of December 31, 1999. Management estimates that this is the amount necessary to adequately reflect possible loan losses. Management's judgment about the adequacy of the allowance is based upon a number of future assumptions, which are believed to be reasonable, but which may or may not be accurate. There is no assurance that future charge-offs will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. The Company had no loan losses or charge-offs in 1999.

         Other income in 1999 was $18,823. Other expenses in 1999 was $780,110, which included salaries and benefits of $426,690, occupancy expenses of $90,885, and other operating expenses of $262,535.

NET INTEREST INCOME

         Earnings are dependent on net interest income to be the primary source of revenue. Net interest income is the difference between income on interest-earning assets and expense on interest-bearing liabilities. Interest rate spread, or margin, is the difference between the yield on average earning assets and the rate on average interest-bearing liabilities. Net yield on earning assets is net interest income divided by average interest-earning assets. Net interest income for the year ended December 31, 1999 was $390,974.

AVERAGE BALANCES, YIELDS AND RATES

         The following table sets forth, for the year ended December 31, 1999, the weighted average yields earned, the weighted average rates paid, the interest rate spread and the net yield on earning assets and interest-bearing liabilities, on an annualized basis.

                                                                   Average
                                                                   Balance      Income/Expense      Yield/Rate
                                                              ---------------   --------------      ----------
ASSETS:
Federal funds sold                                            $     1,888,332   $    99,454            5.27%
Investment securities                                               4,124,570       256,885            6.23%
Loans                                                               1,902,220       165,332            8.69%
                                                              ---------------   -----------
Total earning assets                                                7,915,122       521,671            6.59%
All other assets                                                    1,019,447
                                                              ---------------
Total assets                                                  $     8,934,569
                                                              ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits                                     $     2,912,869   $    97,248            3.34%
Noninterest-bearing deposits                                          831,726
Short-term borrowings                                                 430,890        33,449            7.52%
                                                              ---------------   -----------
Deposits and short-term borrowings                                  4,189,485       130,697            3.12%
Other liabilities                                                      22,405
Stockholders' equity                                                4,722,679
                                                              ---------------
Total liabilities and stockholders' equity                    $     8,934,569
                                                              ===============

Net interest spread                                                                                    3.47%

Net interest income/margin                                                      $   390,974
                                                                                ===========

         As shown in the previous table, the average yield on earning assets was 6.59%, while the average cost of funds was 3.12% for a net interest spread of 3.47%. The net interest margin as a percentage of interest-earning assets was 4.38%. The average balances above were calculated on an annualized basis, even though the Company and the Bank were not in operations for the entire year. Income on loans includes loan fees that amounted to $34,656. Interest expense of $33,449 was incurred on short-term borrowings used to organize the Bank. See the section in this discussion relating to short-term borrowings.

RATE/VOLUME ANALYSIS

         Net interest income can be analyzed in terms of the impact of changing rates and changing volume. As this was the first period of operations for the Company, all interest income and expense is attributable to volume. Therefore, the Company has omitted the table analyzing the changes in net interest income as it would not be meaningful since there are no 1998 results.

LIQUIDITY AND RATE SENSITIVITY

         Asset/liability management is the process by which the Company monitors and controls the mix and maturities of its assets and liabilities. The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and interest sensitive liabilities to minimize potentially adverse impacts on earnings from changes in market interest rates.

         Primary sources of liquidity for the Company are a stable base of deposits, scheduled repayments on the Company's loans, and interest and maturities of its investments. All securities of the Company have been classified as available-for-sale. If necessary, the Company has the ability to sell a portion of its investment securities to manage its interest sensitivity gap or liquidity. The Company also may utilize its cash and due from banks and federal funds sold to meet liquidity needs. Additionally, the Company has unsecured lines of credit with correspondent banks in the amount of $5,450,000. No borrowings have been drawn on these lines of credit.

         The principal monitoring technique employed by the Company is the measurement of the Company's interest sensitivity "gap," which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in this same time interval helps to minimize interest rate risk and manage net interest income in changing interest rate environments. The Company's net interest income generally would benefit from rising interest rates when it has an asset-sensitive gap position. Conversely, the Company's net interest income generally would benefit from decreasing interest rates of interest when it has a liability-sensitive gap position.

         Because the Bank has only been open since July 1999, and not yet generated a substantial amount of variable rate loans, the Company is currently liability sensitive over three-month and one-year time frames. However, the Company's gap analysis is not a precise indicator of its interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

INTEREST RATE SENSITIVITY ANALYSIS

         The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet, there should be a focus on expanding the various funding sources. The interest rate sensitivity position as of December 31, 1999 is presented in the following table. The difference between rate sensitive assets and rate sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity. The table may not be indicative of the Company's rate sensitivity position at other points in time.

                                                          After three    After one but
                                         Within three     but within      within five      After five
                                            months       twelve months       years           years          Total
                                          ----------     -------------   -------------     ----------      --------
                                                                   (Dollars in Thousands)
INTEREST-EARNING ASSETS:
   Federal funds sold                     $    1,871      $      --        $      --       $     --        $  1,871
   Investment securities                         500             --            8,621          1,438          10,559
   Loans                                       2,525            357            2,144          1,312           6,338
                                          ----------      ---------      -----------       --------        --------
Total earning assets                      $    4,896      $     357        $  10,765       $  2,750        $ 18,768
                                          ==========    --=========        =========       ========        ========

INTEREST-BEARING LIABILITIES:
   Money market and NOW                   $    8,413      $      --        $      --       $     --        $  8,413
Regular savings                                  149             --               --             --             149
Time deposits                                    106          1,691              493             --           2,290
                                          ----------      ---------        ---------       --------        --------
Total interest-bearing liabilities        $    8,668      $   1,691        $     493       $     --        $ 10,852
                                          ==========      =========        =========       ========        ========
Interest-sensitivity gap                  $   (3,772)     $  (1,334)       $  10,272       $  2,750        $  7,916
Cumulative interest-sensitivity gap       $   (3,772)     $  (5,106)       $   5,166       $  7,916        $  7,916
Ratio of  interest-sensitivity  gap to
total earning assets                             (20%)          (27%)             28%            42%             42%

LOAN PORTFOLIO

         Since loans typically provide higher interest yields than do other types of earning assets, the Company's intent is to channel a substantial percentage of its earning assets into the loans category. However, since the Bank only commenced operations in July 1999, that category has not yet grown to a substantial percentage of total earning assets, comparable to banks that are well established. Total net loans outstanding at December 31, 1999 were $6,337,579.

Major classifications of loans as of December 31, 1999 are summarized as follows:

                                                                             Amount             Percent of total
                                                                           ----------           ----------------
Commercial, financial and agricultural                                     $1,224,920                 19.10%
Real estate - mortgage                                                      4,325,716                 67.47%
Real estate - construction                                                    488,968                  7.63%
Consumer                                                                      371,975                  5.80%
                                                                           ----------                ------
Total loans                                                                $6,411,579                100.00%
Less:  Allowance for loan losses                                               74,000
                                                                           ----------
Total net loans                                                            $6,337,579
                                                                            =========

         The major component of the Company's loan portfolio was real estate mortgage loans, which represented 67.47% of the loan portfolio. In the context of this discussion, we define a "real estate mortgage loan" as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in our market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. We take this collateral to reinforce the likelihood of the ultimate repayment of the loan; however, this tends to increase the magnitude of our real estate loan portfolio component. Generally, we limit our loan-to-value ratio to 80%. Due to the short time frame the portfolio existed, the current loan mix may not be indicative of the ongoing make-up of the portfolio. In order to reduce collateral risk, management will attempt to maintain a relatively diversified portfolio.

Maturities and sensitivity of loans to changes in interest rates

         The information in the following table is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity. Actual repayments of loans may differ from maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties.

The following table summarizes major classifications of loans by maturities as of December 31, 1999:

                                                           After one,
                                          One year         but within          After five
                                          or less          five years             Years              Total
                                        -----------        -----------         -----------       -------------
Commercial, financial and
agricultural                            $    99,689        $   490,550         $   634,681       $   1,224,920
Real estate - mortgage                    1,081,375            961,124           2,283,217           4,325,716
Real estate - construction                  488,968                 --                  --             488,968
Consumer                                    166,705            162,588              42,682             371,975
                                        -----------        -----------         -----------       -------------
Total                                   $ 1,836,737        $ 1,614,262         $ 2,960,580       $   6,411,579
                                        ===========        ===========         ===========       -------------

Loans maturing after one year with:
   Fixed interest rates                                                                          $   3,660,337
   Floating interest rates                                                                       $     914,505

PROVISION AND ALLOWANCE FOR LOAN LOSSES

         The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential credit problems. Additions to the allowance for loan losses are made to maintain the allowance at an appropriate level based on management's analysis of the potential risk in the loan portfolio.

         As of December 31, 1999, the allowance for loan losses was $74,000, or 1.15% of outstanding loans of $6,411,579. The Bank has not charged off any loans since commencing operations. The provision for loan losses was made primarily as a result of management's assessment of general loan loss risk.

SUMMARY OF LOAN LOSS EXPERIENCE

         An analysis of the Bank's loss experience is furnished in the following table for the year ended December 31, 1999, as well as a breakdown of the allowance for possible loan losses:

                                                                           Year ended December 31, 1999
                                                                           ----------------------------
Balance at beginning of period                                                         $    --
Charge-offs                                                                                 --
Recoveries                                                                                  --
Net charge-offs                                                                             --
Additions charged to operations                                                         74,000
                                                                                       -------
Balance at end of period                                                               $74,000
                                                                                       =======
Ratio of net charge-offs during the period to average loans outstanding                      0%
during the period                                                                      =======

As of December 31, 1999, the allowance was allocated as follows:

                                                                                                 Percent of loans in
                                                                              Year ended            each category
                                                                           December 31, 1999        to total loans
                                                                           -----------------        --------------
Commercial, financial and agricultural                                       $    14,134                 19.10%
Real estate - mortgage                                                            49,931                 67.47%
Real estate - construction                                                         5,643                  7.63%
Consumer                                                                           4,292                  5.80%

Total                                                                        $    74,000                100.00%
                                                                             ===========              =========

INVESTMENT PORTFOLIO

         At December 31, 1999, the investment securities portfolio of $10,398,634 represented approximately 57.49% of the company's earning assets. The Company had investments in US Government Agency Securities and Mortgage backed securities with fair value of $5,424,352 and $4,635,235 and amortized costs of $5,492,600 and $4,675,034 respectively for a net unrealized loss of $108,047. The Company also invested in stock of the Federal Reserve Bank in the amount of $210,000 and the Federal Home Loan Bank in the amount of $21,000.

The amortized cost and estimated fair value of investment securities available for sale at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

                                                                    After one but
                                            Within one year       within five years         Total           Yield
                                            ---------------      ------------------     -----------      ----------
U.S. Government Agencies                     $    498,550        $   4,994,050          $ 5,492,600           6.40%
Mortgage Backed Securities                                                                4,675,034           6.69%
Other                                                                                       231,000           6.16%

Total                                                                                    10,398,634           6.53%
                                                                                      =============      ==========

         As of December 31, 1999, the Company had short-term investments in Federal funds sold at $1,871,000. The funds were sold on an overnight basis to other banks. As the Bank grows, management expects to shift from overnight investments into the loan portfolio.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES

         As of December 31, 1999, deposits were the only component of interest-bearing liabilities. Average total deposits were $3,744,595. The following is a table of deposits by category at year end 1999.

                                                                                        Percentage of
                                          Ending      Percentage of         Average     total average     Effective
                                          balance     total deposits        balance       deposits          cost
                                      -------------   --------------    -------------   -------------     ---------
Demand deposit accounts               $   1,531,558        12.37%       $     831,726        12.62%            --
NOW accounts                              3,970,019        32.06%             995,128        31.61%          1.15%
Money market accounts                     4,443,468        35.88%           1,425,365        40.13%          4.70%
Savings accounts                            149,151         1.20%              37,476         1.19%          1.96%
Time deposits less
 than $100,000                            1,052,767         8.50%             199,719         6.34%          5.32%
Time deposits of $100,00
 or more                                  1,235,739         9.98%             255,182         8.11%          5.47%
                                      -------------   -----------       -------------   -----------
Total deposits                        $  12,382,702       100.00%       $   3,744,595       100.00%
                                      =============   ===========       =============   ===========

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits were $11,146,963 as of December 31, 1999.

The maturity distribution of the Company's time deposits as of December 31, 1999 is as follows:


Three months or less                              $  106,313
Over three through six months                        830,929
Over six through twelve months                       859,540
Over twelve months                                   491,724
                                                  ----------
Total                                             $2,288,506
                                                  ==========

SHORT-TERM BORROWINGS

         As of December 31, 1999, the Company had no outstanding balances under short-term borrowings. During 1998, the Company had a line of credit in the amount of $1,500,000 with a bank that was used to finance the purchase of land, building and furniture, fixtures and equipment and to pay operating expenses while in organization. The average rate paid on the borrowings was 7.75%.

         The Company also has unsecured lines of credit available on a one to fourteen day basis with correspondent banks for $5,450,000. No borrowings have been made from these lines as of December 31, 1999.

RETURN ON EQUITY AND ASSETS

         The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for 1999. Since its inception, the Company has not paid any cash dividends.


Return on average assets                          (4.97 %)
Return on average equity                          (9.41 %)
Equity to assets ratio                            42.10 %

CAPITAL ADEQUACY

         The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. The Federal Reserve guidelines also contain an exemption from the capital requirements for bank holding companies with less than $150 million in consolidated assets. Because the Company has less than $150 million in assets, it is not currently subject to these guidelines. However, the Bank must maintain its capital levels in accordance with these rules.

         Under the capital adequacy guidelines, capital is classified into two tiers. Tier 1 capital consists of common shareholders' equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. Tier 2 capital consists of the general reserve for loan losses subject to certain limitations. The qualifying capital base for purposes of the risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The Bank is also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.

The table below illustrates the Bank's regulatory capital ratios as of December 31, 1999:

                                                                                              To Be Well Capitalized
                                                                     For Capital Adequacy    Under Prompt Corrective
                                                   Actual                   Purposes            Action Provisions
                                          ----------------------     --------------------    -----------------------
                                            Amount         Ratio       Amount      Ratio        Amount        Ratio
As of December 31, 1999:
  Total Capital
    (to Risk Weighted Assets)             $6,825,000        77%       712,000        8%         889,000        10%
  Tier 1 Capital
    (to Risk Weighted Assets)             $6,751,000        76%       356,000        4%         534,000        6%
  Tier 1 Capital
    (to Average Assets)                   $6,751,000        36%       750,000        4%         938,000        5%

Detail disclosures related to the Company have been excluded as they significantly exceed the disclosures herein.

         The above ratios indicate that the capital positions of the Company and the Bank are sound and that the Company is well positioned for future growth.

         A condition of the original offering was that a minimum of 610,000 shares of common stock be sold. There were a total of 1,000,000 shares sold during the offering period with net proceeds after offering expenses of $9,718,858. Of the proceeds, $7,000,000 was used to capitalize the Bank. The Company believes that this amount is sufficient to fund the activities of the Bank in its initial stages of operations and that the Bank will generate sufficient income from operations to fund its activities on an on-going basis. The remaining offering proceeds were retained in the Company to fund activities which may be considered appropriate investments of capital at some point in the future.

         As of December 31, 1999, there were no significant commitments outstanding for capital expenditures.

IMPACT OF INFLATION AND CHANGING PRICES

         The effect of relative purchasing power over time due to inflation has not been taken into effect in the financial statements of the Company. Rather, the statements have been prepared on an historical cost basis in accordance with generally accepted accounting principles.

         Since most of the assets and liabilities of a financial institution are monetary in nature, the effect of changes in interest rates will have a more significant impact on the Company's performance than will the effect of changing prices and inflation in general. Interest rates may generally increase as the rate of inflation increases, although not necessarily in the same magnitude.

ACCOUNTING PRONOUNCEMENTS

         In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for hedging derivatives and for derivative instruments including derivative instruments embedded in other contracts. It requires the fair value recognition of derivatives as assets or liabilities in the financial statements. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instruments at inception. Instruments used as fair value hedges account for the change in fair value in the earnings of the period simultaneous with accounting for the fair value change of the item being hedged. Cash flow hedges account for the change in fair value of the effective portion in comprehensive income rather than earnings and foreign currency hedges which are accounted for in comprehensive income as part of the translation adjustment. Derivative instruments that are not intended as a hedge account for the change in fair value in the earnings of the period of the change. In 1999, the FASB issued Statement No. 137 which deferred implementation of SFAS 133 to become effective for all fiscal quarters beginning after June 15, 2000, but initial application of the statement must be made as of the beginning of the quarter. At the date of initial application, an entity may transfer any held to maturity security into the available for sale or trading categories without calling into question the entity's intent to hold other securities to maturity in the future. The Company believes the adoption of these standards will not have a material impact on its financial position, results of operations or liquidity.

INDUSTRY DEVELOPMENTS

         On November 4, 1999, the U.S. Senate and House of Representatives each passed the Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999. The Act was signed into law by President Clinton on November 12, 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities.

         The Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that we face from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on us. In addition, from time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. The Company cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect the Company.

FORWARD-LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company has made, and may continue to make, various written or verbal forward-looking statements with respect to business and financial matters, including statements contained in this report, filings with the Securities and Exchange Commission, and reports to stockholders. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements related to loan growth, deposit growth, per share growth, and statements expressing general sentiment about future operating results and non-historical information, are forward-looking statements within the meaning of the Act. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance. Certain factors that would affect financial performance or cause actual results to vary significantly from estimates contained in or underlying forward-looking statements include:

         -        Interest rate fluctuations and other market conditions.

         - Strength of the consumer and commercial credit sectors, as well as real estate markets.

         - Changes in laws and regulations, including changes in accounting standards and taxation requirements (including tax rate changes, new tax laws, and revised tax law interpretations).

         - Competitive pricing and other pressures on loans and deposits and the Company's ability to obtain market share in its trade areas.

         - The outcome of litigation which depends on judicial interpretations of law and findings of juries.

         - Other risks and uncertainties as detailed from time to time in Company filings with the Securities and Exchange Commission.

YEAR 2000 ISSUES

         Like many financial institutions, we rely on computers to conduct our business and information systems processing. Industry experts were concerned that on January 1, 2000, some computers would not be able to interpret the new year properly, causing computer malfunctions. Although this did not happen, some experts remain concerned that computer malfunctions may occur on other key dates during 2000, such as October 10, 2000.

         In accordance with bank regulatory guidelines, we developed and executed a plan to ensure that our computer and telecommunication systems do not have these Year 2000 problems. We rely on third party vendors to supply our computer and telecommunication systems and other office equipment, and to process our data and account information. Because we commenced operations in 1999, we had the ability to choose vendors which we believed to be ready for the Year 2000. As a result, we did not spend any material amount in 1999 to implement our Year 2000 plan. Our Year 2000 plan extends to all of our vendors, including our vendors for core data processing system, ATM hardware, account origination software, telephone systems, and suppliers of office equipment, such as copy and fax machines. Under our plan, we reviewed the test results, assurances, and warranties of all of these vendors, and we believe that all these systems are Year 2000 compliant. Our technology and processing vendors work with many other financial institutions, all of which, like us, are required by their bank regulators to be Year 2000 compliant. Because our systems are substantially similar to those used in many other banks, we believe that the scrutiny imposed by our regulators and the banking industry in general have significantly reduced the Year 2000 related risks we might otherwise have faced. Under our plan, we will continue to monitor the situation throughout 2000. We are executing this plan under the supervision of our board of directors.

         Our agreements with each of our primary vendors include contractual assurances and warranties regarding Year 2000 compliance. Some of these warranties are limited by disclaimers of liability which specifically exclude special, incidental, indirect, and consequential damages. These limitations could limit our ability to obtain recourse against a vendor who is not Year 2000 compliant by excluding damages for things such as lost profits and customer lawsuits.

         We have also evaluated our worst case scenario and developed contingency plans in case Year 2000 issues do arise. In the worst case, our systems would be down for a period of time and we would be required to complete all transactions and keep all records manually. We will have all required forms and procedures in place for manual processing, and believe we can do this for at least a week without serious disruption of our business. We do not believe we will encounter any issues that cannot be resolved within this period. Any affected systems which cannot be fixed will be replaced with alternatives, although this is unlikely to be necessary.

         The Year 2000 issue may also negatively affect the business of our customers, but to date we are not aware of any material Year 2000 issues affecting them. We include Year 2000 readiness in our lending criteria to minimize risk. However, this will not eliminate the issue, and any financial difficulties our customers' experience caused by Year 2000 issues could impair their ability to repay loans to the bank.

         We did not have any significant Year 2000 problems on January 1, 2000, and we do not expect to experience any significant Year 2000 problems. We also believe that we will be able to continue to operate the business if one or more of our vendors experience unanticipated Year 2000 problems.

ITEM 7.  FINANCIAL STATEMENTS


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors
First Capital Bank Holding Corporation

We have audited the accompanying consolidated balance sheets of First Capital Bank Holding Corporation and subsidiary as of December 31, 1999 and 1998, and the related statements of operations, changes in shareholders' equity, comprehensive income and cash flows for the year ended December 31, 1999 and the period from July 29, 1998 (inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Capital Bank Holding Corporation and subsidiary as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the year ended December 31, 1999 and the period from July 29, 1998 (inception) to December 31, 1998 in conformity with generally accepted accounting principles.





Atlanta, Georgia
January 27, 2000

             FIRST CAPITAL BANK HOLDING CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                                     Assets

                                                                                               1999            1998
                                                                                           ------------      --------
Cash and due from banks                                                                    $  1,056,088         2,535
Federal funds sold                                                                            1,871,000            --
                                                                                           ------------

           Cash and cash equivalents                                                          2,927,088         2,535

Investment securities available for sale                                                     10,059,587            --
Other investments                                                                               231,000            --
Loans, net                                                                                    6,337,579            --
Premises and equipment, net                                                                   1,646,871       300,861
Accrued interest receivable and other assets                                                    204,357        81,316
                                                                                           ------------      --------

                                                                                           $ 21,406,482       384,712
                                                                                           ============      ========

                          Liabilities and Shareholders' Equity
Deposits:
   Non interest demand                                                                     $  1,531,558            --
   Interest bearing demand                                                                    3,970,019            --
   Savings                                                                                    4,592,619            --
   Time                                                                                       1,052,767            --
   Time over $100,000                                                                         1,235,739            --
                                                                                           ------------      --------

           Total deposits                                                                    12,382,702            --

Note payable                                                                                         --       520,678
Accrued interest payable and other liabilities                                                   11,185        54,172
                                                                                           ------------      --------

           Total liabilities                                                                 12,393,887       574,850
                                                                                           ------------      --------

Commitments

Shareholders' equity:
   Preferred stock, par value $.01, 1,000,000 shares authorized,
     no shares issued and outstanding                                                                --            --
   Common stock, par value $.01; 10,000,000 shares authorized;
     1,000,000 and 10 issued and outstanding, respectively                                       10,000            --
   Additional paid-in capital                                                                 9,708,858           500
   Accumulated deficit                                                                         (634,951)     (190,638)
   Accumulated comprehensive loss                                                               (71,312)           --
                                                                                           ------------      --------

           Total shareholders' equity                                                         9,012,595      (190,138)
                                                                                           ------------      --------

                                                                                           $ 21,406,482       384,712
                                                                                           ============      ========

See accompanying notes to consolidated financial statements

             FIRST CAPITAL BANK HOLDING CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND
          THE PERIOD FROM JULY 29, 1998 (INCEPTION) TO DECEMBER 31, 1998


                                                                                                1999           1998
                                                                                           ------------      --------
Interest income:
   Interest and fees on loans                                                              $    165,332            --
   Interest on investment securities                                                            256,885            --
   Interest on federal funds sold                                                                99,454            --
                                                                                           ------------      --------
         Total interest income                                                                  521,671            --
                                                                                           ------------      --------
Interest expense:
   Interest on deposits                                                                          97,248            --
   Other                                                                                         33,449        12,921
                                                                                           ------------      --------

         Total interest expense                                                                 130,697        12,921
                                                                                           ------------      --------

         Net interest income (loss)                                                             390,974       (12,921)

Provision for loan losses                                                                        74,000            --
                                                                                           ------------      --------
         Net interest income (expense) after provision for loan losses                          316,974       (12,921)
                                                                                           ------------      --------

Other income:
   Service charges on deposit accounts                                                            5,790            --
   Other income                                                                                  13,033            --
                                                                                           ------------      --------
         Total other income                                                                      18,823            --
                                                                                           ------------      --------
Other expenses:
   Salaries and employee benefits                                                               426,690        54,674
   Occupancy and equipment                                                                       90,885         8,152
   Other operating                                                                              262,535       114,891
                                                                                           ------------      --------
         Total other expenses                                                                   780,110       177,717
                                                                                           ------------      --------

         Net loss                                                                          $   (444,313)     (190,638)
                                                                                           ============     =========

Net loss per share                                                                         $       (.44)         (.19)
                                                                                           ============     =========

Average shares outstanding                                                                    1,000,000     1,000,000
                                                                                           ============     =========

See accompanying notes to consolidated financial statements.

             FIRST CAPITAL BANK HOLDING CORPORATION AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                    FOR THE YEAR ENDED DECEMBER 31, 1999
       AND THE PERIOD FROM JULY 29, 1998 (INCEPTION) TO DECEMBER 31, 1998

                                                             Additional                      Accumulated
                                                               Paid-In      Accumulated     Comprehensive
                                              Common Stock     Capital        Deficit           Income            Total
                                              ----------    -----------    -------------    -------------     ------------
Proceeds from the sale of
   organizational shares                              --            500              --                --              500

Net loss                                              --             --        (190,638)               --         (190,638)
                                              ----------    -----------    -------------    -------------     ------------

Balance, December 31, 1998                                          500        (190,638)             --           (190,138)

Proceeds from stock offering,
   net of offering costs of $281,142              10,000      9,708,858              --              --          9,718,858

Redemption of organizational
   shares                                                          (500)             --              --               (500)

Change in unrealized loss on
   securities available for sale                                                     --           (71,312)         (71,312)

Net loss                                              --             --        (444,313)               --         (444,313)
                                              ----------    -----------    -------------    -------------     ------------

Balance, December 31, 1999                    $   10,000      9,708,858        (634,951)          (71,312)       9,012,595
                                              ==========    ===========    =============    =============     ============

See accompanying notes to consolidated financial statements.

             FIRST CAPITAL BANK HOLDING CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                      FOR THE YEAR ENDED DECEMBER 31, 1999
       AND THE PERIOD FROM JULY 29, 1998 (INCEPTION) TO DECEMBER 31, 1998

                                                                                               1999            1998
                                                                                           ------------      --------
Net loss                                                                                   $   (444,313)     (190,638)
                                                                                           ------------      --------
Other comprehensive income:
   Unrealized holding losses on investment securities
     available for sale                                                                        (108,048)           --
   Associated tax benefit                                                                        36,736            --
                                                                                           ------------      --------

Total other comprehensive loss, net of income taxes                                             (71,312)           --
                                                                                           ------------      --------

Total comprehensive income                                                                 $   (515,625)     (190,638)
                                                                                           ============      ========

See accompanying notes to consolidated financial statements.

             FIRST CAPITAL BANK HOLDING CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1999
       AND THE PERIOD FROM JULY 29, 1998 (INCEPTION) TO DECEMBER 31, 1998

                                                                                                1999           1998
                                                                                           ------------      --------
Cash flows from operating activities:
   Net loss                                                                                $   (444,313)     (190,638)
   Adjustments to reconcile net loss to net cash
     Used by operating activities:
       Depreciation and accretion                                                                32,722         2,321
       Provision for loan losses                                                                 74,000            --
       Change in:
         Accrued interest and other assets                                                     (166,828)         (793)
         Accrued payable interest and other liabilities                                         (42,987)       54,172
                                                                                           ------------      --------

                Net cash used by operating activities                                          (547,406)     (134,938)
                                                                                           ------------      --------

Cash flows from investing activities:
   Purchases of investment securities available for sale                                    (10,150,860)           --
   Purchases of other investments                                                              (231,000)           --
   Net change in loans                                                                       (6,411,579)           --
   Purchase of premises and equipment                                                        (1,395,507)     (303,182)
                                                                                           ------------      --------

                Net cash used by investing activities                                       (18,188,946)     (303,182)
                                                                                           ------------      --------

Cash flows from financing activities:
   Net change in deposits                                                                    12,382,702            --
   Net change in line of credit                                                                (520,678)      520,678
   Proceeds from the sale of common stock                                                    10,000,000            --
   Payment of deferred offering expense                                                        (200,619)      (80,523)
   Sale of (redemption of) organizational shares                                                   (500)          500
                                                                                           ------------      --------

                Net cash provided by financing activities                                    21,660,905       440,655
                                                                                           ------------      --------

Net increase in cash and cash equivalents                                                     2,924,553         2,535

Cash and cash equivalents at beginning of year                                                    2,535            --
                                                                                           ------------
Cash and cash equivalents at end of year                                                   $  2,927,088         2,535
                                                                                           ============      ========

Supplemental schedule of noncash investing and Financing activities:
     Change in unrealized loss on investment
     Securities available for sale, net of tax                                             $    (71,312)           --
                                                                                           ============      ========

Supplemental disclosures of cash flow information:
   Cash paid during the year for interest                                                  $    130,513         6,340
                                                                                           ============      ========

See accompanying notes to consolidated financial statements.

FIRST CAPITAL BANK HOLDING CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         The Company raised $10,000,000 through an offering of its common stock at $10 per share of which $7,000,000 was used to capitalize the Bank.

         Basis of Presentation
         The consolidated financial statements include the accounts of the Company and the Bank. All intercompany accounts and transactions have been eliminated in consolidation. Certain 1998 amounts were reclassified to conform to the 1999 presentation. The Company through June 30, 1999 was reported on as a development stage corporation.

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

         Cash and Cash Equivalents
         For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold.

         Investment Securities
         The Company classifies its securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Company has the ability and intent to hold until maturity. All securities not included in trading or held to maturity are classified as available for sale. At December 31, 1999, all securities are classified as available for sale.

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

         Other investments
         Other investments include equity securities with no readily determinable fair value. These investments are carried at cost.

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

         Depreciation expense is computed using the straight-line method over the following useful lives:

                Buildings                                      40 years
                Furniture and equipment                       3-7 years

         Deferred Offering Expenses
         Costs incurred in connection with the stock offering, consisting of direct, incremental costs of the offering, were deferred and were offset against the proceeds of the stock sale as a charge to additional paid in capital.

         Income Taxes
         The Company accounts for income taxes under the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

         Accounting for Derivative Instruments and Hedging Activities
         In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for hedging derivatives and for derivative instruments including derivative instruments embedded in other contracts. It requires the fair value recognition of derivatives as assets or liabilities in the financial statements. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instruments at inception. Instruments used as fair value hedges account for the change in fair value in the earnings of the period simultaneous with accounting for the fair value change of the item being hedged. Cash flow hedges account for the change in fair value of the effective portion in comprehensive income rather than earnings and foreign currency hedges which are accounted for in comprehensive income as part of the translation adjustment. Derivative instruments that are not intended as a hedge account for the change in fair value in the earnings of the period of the change. In 1999, the FASB issued Statement No. 137 which deferred implementation of SFAS 133 to become effective for all fiscal quarters beginning after June 15, 2000, but initial application of the statement must be made as of the beginning of the quarter. At the date of initial application, an entity may transfer any held to maturity security into the available for sale or trading categories without calling into question the entity's intent to hold other securities to maturity in the future. The Company believes the adoption of these standards will not have a material impact on its financial position, results of operations or liquidity.

         Net Loss Per Share
         Earnings per common share are based on the weighted average number of common shares outstanding during the period. The effects of potential common shares outstanding during the period including stock options and warrants are included in diluted earnings per share. No common stock equivalents were considered as the effects of such would be anti-dilutive to the loss per share calculation. Net loss per share as of December 31, 1999 and 1998 were calculated assuming the actual shares sold in the initial offering were outstanding for the entire period.

(2)      INVESTMENT SECURITIES
         Investment securities available for sale at December 31, 1999 are as follows:

                                                                         Gross                Gross             Estimated
                                                   Amortized          Unrealized           Unrealized             Fair
                                                      Cost               Gains               Losses               Value
                                                  -----------         -----------         -----------          -----------

               U.S. Government agencies           $ 5,492,600               2,358             (70,606)           5,424,352
               Mortgage-backed securities           4,675,034               1,153             (40,952)           4,635,235
                                                  -----------         -----------         -----------          -----------

                      Total                       $10,167,634               3,511            (111,558)          10,059,587
                                                  ===========         ===========         ===========          ===========

         The amortized cost and estimated fair value of investment securities available for sale at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                       Amortized              Estimated
                                                         Cost                Fair Value
                                                     -----------            -----------

         U.S. Government agencies:
             Within 1 year                           $   498,550                498,594
             1 to 5 years                              4,994,050              4,925,758

         Mortgage-backed securities                    4,675,034              4,635,235
                                                     -----------            -----------

                         Total                       $10,167,634             10,059,587
                                                     ===========            ===========

         There were no sales of securities available for sale during 1999. There were no investments as of December 31, 1998.

             FIRST CAPITAL BANK HOLDING CORPORATION AND SUBSIDIARY

(3)      LOANS
         Major classifications of loans at December 31, 1999 are summarized as follows:

                            Commercial, financial and agricultural            $1,224,920
                            Real estate - mortgage                             4,325,716
                            Real estate - construction                           488,968
                            Consumer                                             371,975
                                                                              ----------

                                        Total loans                            6,411,579

                            Less: Allowance for loan losses                       74,000
                                                                              ----------

                                                                              $6,337,579
                                                                              ==========

         The Bank grants loans and extensions of credit to individuals and a variety of businesses and corporations located in its general trade area of the city of Fernandina Beach and Nassau County, Florida. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

         The Bank provided $74,000 for the year ended December 31, 1999 to the allowance for loan losses for potential problem loans. There were no charge-offs during 1999.

(4)      PREMISES AND EQUIPMENT
         Major classifications of premises and equipment at December 31, 1999 and 1998 are summarized as follows:

                                                         1999                   1998
                                                     -----------            -----------

         Land                                        $   265,000                265,000
         Building                                        947,229                  8,610
         Furniture and equipment                         486,561                 29,572
                                                     -----------            -----------
                                                       1,698,790                303,182

         Less: Accumulated depreciation                  (51,919)                (2,321)
                                                     -----------            -----------

                                                     $ 1,646,871                300,861
                                                     ===========            ===========

         Depreciation expense amounted to $49,497 and $2,321 for 1999 and 1998.

(5)      DEPOSITS
         Maturities of time deposits at December 31, 1999 are as follows:

         Maturing in:
         2000              $ 1,796,801
         2001                  405,258
         2002                   61,447
         2003                   25,000
                           -----------

                           $ 2,288,506
                           ===========

             FIRST CAPITAL BANK HOLDING CORPORATION AND SUBSIDIARY

(6)      INCOME TAXES
         At December 31, 1999 and 1998, the Company had federal and state net operating loss carryforwards for tax purposes of approximately $238,000 and $15,000, respectively, which will expire beginning in 2013 if not previously utilized. No income tax expense or benefit was recorded for the periods ended December 31, 1999 or 1998 due to these loss carryforwards.

         The following summarizes the components of deferred taxes at December 31, 1999 and 1998.

                                                                               1999                   1998
                                                                           -----------             -----------

         Deferred income tax assets:
           Allowance for loan losses                                       $    21,454                      --
           Pre-opening expenses                                                124,120                  59,203
           Premises and equipment                                                   --                      35
           Operating loss carryforwards                                         81,011                   5,182
           Unrealized loss on available-for-sale securities                     36,736                      --
                                                                           -----------             -----------

                Total gross deferred income tax assets                         263,321                  64,420
                Less valuation allowance                                      (214,222)                (64,420)
                                                                           -----------             -----------
                                                                                49,099                      --
         Deferred income tax liabilities, consisting of
           premises and equipment                                              (12,363)                     --
                                                                           -----------             -----------

                Net deferred tax asset                                     $    36,736                      --
                                                                           ===========             ===========

         The future tax consequences of the differences between the financial reporting and tax basis of the Company's assets and liabilities resulted in a net deferred tax asset. A valuation allowance was established for the net deferred tax asset, as the realization of these deferred tax assets is dependent on future taxable income.

(7)      LINES OF CREDIT
         The Bank has lines of credit at December 31, 1999 totaling $4,450,000, which represent credit for overnight borrowings from financial institutions.

(8)      COMMITMENTS
         The Company entered into an employment agreement with its President and Chief Executive Officer, providing for an initial term of five years commencing August 15, 1998. The agreement provides for a base salary, an incentive bonus based on five percent of the Company's pre-tax earnings, and 30,000 stock options which vest equally over five years with an exercise price of $10 per share. Additionally, the Company is to maintain a $1,000,000 key man life insurance policy, with $500,000 payable to the Company and $500,000 payable to the President's family. The agreement further provides for other perquisites, and subjects the President to certain non-compete restrictions.

         The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheet. The contractual amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

         The Bank's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. In most cases, the Bank requires collateral to support financial instruments with credit risk. At December 31, 1999, the Bank has commitments to extend credit of approximately $2,359,000 and $40,000 of standby letters of credit.

(9)      STOCKHOLDERS' EQUITY
         Shares of preferred stock may be issued from time to time in one or more series as established by resolution of the Board of Directors of the Company, up to a maximum of 1,000,000 shares. Each resolution shall include the number of shares issued, preferences, special rights and limitations as determined by the Board.

         Dividends paid by the Bank are the primary source of funds available to the Company. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. These restrictions are based on the level of regulatory classified assets, the prior years' net earnings, and the ratio of equity capital to total assets. The Bank is currently not allowed to pay dividends to the Company until it becomes cumulatively profitable.

(10)     RELATED PARTY TRANSACTIONS
         The Bank conducts transactions with directors and officers, including companies in which they have a beneficial interest, in the normal course of business. It is the Bank's policy to comply with federal regulations that require that loan and deposit transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time made for comparable loans and deposits to other persons. As of December 31, 1999, there were related party loans totaling $1,293,725. There were no related party loans outstanding as of December 31, 1998.

(11)     EMPLOYEE AND DIRECTOR BENEFIT PLANS
         The Company issued 165,000 warrants to the organizers related to the initial stock offering. Each organizer was granted one warrant for each two shares purchased. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $10.00 per share. The warrants are exercisable in equal amounts beginning on the date the Bank opened for business and on each of the four succeeding anniversaries of that date. The warrants expire on the fifth year anniversary of the Bank opening.

         The Company has a Stock Incentive Plan whereby 100,000 shares of common stock have been reserved for issuance pursuant to the plan, which may include incentive stock options or non-incentive stock options. Incentive stock options are granted to employees at exercise prices not less than fair market value at the date of grant. The options vest evenly over five year periods with the first 20% vesting immediately. The options are exercisable no later than ten years from the date of grant. At December 31, 1999, 37,000 options were available for distribution.

         During 1999 the Board of Directors of the Company granted 63,000 options to purchase shares of common stock in the Company to employees of the Company and the Bank. All options outstanding were granted with an exercise price of $10.

         A summary status of the Company's stock option plan as of December 31, 1999 is presented below:

                                                                       1999
                                                          -----------------------------
                                                                             Weighted
                                                                              Average
                                                                             Exercise
                                                           Shares             Price
                                                          -------           -----------

         Outstanding, beginning of year                       --                     --
         Granted during the year                          63,000            $     10.00
                                                          ------

         Outstanding, end of year                         63,000            $     10.00
                                                          ======

         Options exercisable at year end                  12,600            $     10.00
                                                          ======

         Weighted average fair value of
         options granted during the year                                    $      3.90
                                                                            ===========
         Weighted average remaining
         contractual lives (years)                                          $      9.83
                                                                            ===========

         The Company is encouraged, but not required, to compute the fair value of options at the date of grant and to recognize such costs as compensation expense over the vesting period or immediately if only subject to a service requirement and the award is expected to vest. The Company has chosen not to adopt these cost recognition principles. No compensation expense has been recognized in 1999. Had compensation cost been determined based upon the fair value of the options at the grant dates, the Company's net loss and net loss per share would have increased to the proforma amounts indicated below:

                                                            1999
                                                        -----------

        Net loss                  As reported           $  444,313
                                  Proforma              $  493,453

        Loss per share            As reported           $     0.44
                                  Proforma              $     0.49

         The fair value of each option is estimated on the date of grant using the Minimum Value pricing model with the following weighted average assumptions used for grants in 1999: no dividend yield, a risk free interest rate of 5.2% and an expected life of 10 years.

(12)     REGULATORY MATTERS
         The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under certain adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices must be met. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

         As of December 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

         The actual capital amounts and ratios are also presented in the table. Detail disclosures related to the Company have been excluded as they significantly exceed the disclosures herein.

                                                                                                              To Be Well
                                                                                                           Captialized Under
                                                                                   For Capital             Prompt Corrective
                                                           Actual                Adequacy Purposes         Action Provisions
                                                 ------------------------     ----------------------     ----------------------
                                                 Amount             Ratio     Amount           Ratio     Amount           Ratio
                                                 ------             -----     ------           -----     ------           -----

         As of December 31, 1999:
           Total Capital
               (to Risk Weighted Assets)        $6,825,000           77%      712,000            8%      889,000           10%
           Tier 1 Capital
               (to Risk Weighted Assets)        $6,751,000           76%      356,000            4%      534,000            6%
           Tier 1 Capital
              (to Average Assets)               $6,751,000           36%      750,000            4%      938,000            5%

             FIRST CAPITAL BANK HOLDING CORPORATION AND SUBSIDIARY

       (13) FIRST CAPITAL BANK HOLDING CORPORATION (PARENT COMPANY ONLY)
                             FINANCIAL INFORMATION

                                 Balance Sheets

                           December 31, 1999 and 1998

                                     Assets

                                                                               1999          1998
                                                                            ----------     --------
Cash and interest bearing deposits                                          $2,332,979        2,535
Investment in subsidiary                                                     6,642,572           --
Premises and equipment                                                              --      300,861
Deferred offering expenses                                                          --       80,523
Other assets                                                                    37,044          793
                                                                            ----------     --------
                                                                            $9,012,595      384,712
                                                                            ==========     ========

                      Liabilities and Shareholders' Equity

Other liabilities                                                                   --       54,172
Line of credit                                                                      --      520,678
Shareholders' equity                                                        $9,012,595     (190,138)
                                                                            ----------     --------

                                                                            $9,012,595      384,712
                                                                            ==========     ========

                            Statements of Operations

                    For the Year Ended December 31, 1999 and the Period from July 29, 1998 (inception) to December 31, 1998

                                                                               1999          1998
                                                                            ----------     --------
Income:
  Interest income                                                           $  102,973           --
                                                                            ----------     --------

Expenses:
  Interest                                                                      33,449       12,921
  Salaries and employee benefits                                               139,961       54,674
  Occupancy and equipment                                                       12,553        8,152
  Other operating                                                              111,943      114,891
                                                                            ----------     --------

       Total expenses                                                          297,906      190,638
                                                                            ----------     --------

Loss before equity in
  undistributed loss of subsidiary                                            (194,933)    (190,638)

Equity in undistributed loss of subsidiary                                    (249,380)          --
                                                                            ----------     --------

       Net loss                                                             $ (444,313)    (190,638)
                                                                            ==========     ========

             FIRST CAPITAL BANK HOLDING CORPORATION AND SUBSIDIARY

       (13) FIRST CAPITAL BANK HOLDING CORPORATION (PARENT COMPANY ONLY)
                       FINANCIAL INFORMATION, CONTINUED

                            Statements of Cash Flows

                      For the Year Ended December 31, 1999
       and the Period from July 29, 1998 (inception) to December 31, 1998

                                                                                1999         1998
                                                                            ----------     --------

Cash flows from operating activities:
   Net loss                                                                 $ (444,313)    (190,638)
   Adjustments to reconcile net loss to net
     cash used by operating activities:
       Equity in undistributed loss of subsidiary                              249,380           --
       Depreciation expense                                                         --        2,321
       Change in other                                                         (53,687)      53,379
                                                                            ----------     --------

                Net cash used by operating activities                         (248,620)    (134,938)
                                                                            ----------     --------

Cash flows from investing activities:
   Capital infusion into subsidiary                                         (6,699,139)          --
   Purchase of premises and equipment                                               --     (303,182)
                                                                            ----------     --------



                Net cash used by investing activities                       (6,699,139)    (303,182)
                                                                            ----------     --------

Cash flows from financing activities:
   Change in line of credit                                                   (520,678)     520,678
   Sale of (redemption of) organization shares                                    (500)         500
   Proceeds from sale of common stock                                       10,000,000           --
   Payments of deferred offering costs                                        (200,619)     (80,523)
                                                                            ----------     --------

                Net cash provided by financing activities                    9,278,203      440,655
                                                                            ----------     --------

Net increase in cash                                                         2,330,444        2,535

Cash at beginning of year                                                        2,535           --
                                                                            ----------     --------

Cash at end of year                                                          2,332,979        2,535
                                                                            ==========     ========

Supplemental schedule of noncash financing and investing activities:
   Change in net unrealized loss on securities
       available for sale of subsidiary, net of tax                         $  (71,312)          --
   Transfer of premise and equipment to Bank                                $  300,861           --

Supplemental disclosures of cash flow information:
   Cash paid during the year for interest                                   $   33,449        6,340

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The Company is not yet subject to Section 16(a) of the Exchange Act. Nevertheless, the Initial Statement of Beneficial Ownership on Form 3 was filed with the SEC for each of these persons on January 20, 2000. The Company intends to register its class of common stock under Section 12(g) of the Exchange Act in April 2000.

ITEM 10. EXECUTIVE COMPENSATION

                COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table shows the cash compensation we paid to our chief executive officer and president for the years ended December 31, 1998 and 1999. None of our other executive officers earned total annual compensation, including salary and bonus, in excess of $100,000 in 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                         Long Term
                                                                                      Compensation
                                                 Annual Compensation(1)                   Awards
                                              --------------------------------      --------------------

                                                                  Other Annual      Number of Securities
Name and Principal Position          Year     Salary      Bonus   Compensation       Underlying Options
---------------------------          ----     ------      -----   ------------      --------------------
Michael G. Sanchez                   1999    $96,000    $10,000      $4,000              30,000
    President and Chief Executive    1998    $35,484         --          --                  --
    Officer



EMPLOYMENT AGREEMENTS

         Michael G. Sanchez. We have entered into an employment agreement with Michael G. Sanchez for a three-year term, pursuant to which Mr. Sanchez serves as the president, the chief executive officer, and a director of both our company and our subsidiary bank. Mr. Sanchez receives a salary of $96,000, plus his yearly life insurance premium. Mr. Sanchez received an additional incentive of $10,000 in September 1999 and is eligible to receive a bonus of up to 5% of pre-tax net income of our bank and related entities. Mr. Sanchez is eligible to participate in any management incentive program or any long-term equity incentive program we adopt and is eligible for grants of stock options and other awards thereunder. Upon adoption of our stock option plan, we granted Mr. Sanchez options to purchase 30,000 shares of common stock. The options vest over a five-year period and have a term of ten years. Additionally, Mr. Sanchez participates in our other benefit programs and is entitled to a life insurance policy, reimbursement for automobile expenses, and travel and business expenses.

         Mr. Sanchez's employment agreement also provides that following termination of his employment and for a period of 12 months thereafter, Mr. Sanchez may not, without our prior written consent, serve as an executive officer of any bank, bank holding company, or other financial institution within 35 miles of our headquarters.

DIRECTOR COMPENSATION

         Neither the company nor the bank paid directors' fees during the last fiscal year.

         On the date our bank opened for business, we granted our organizers warrants to purchase additional shares of common stock in consideration for their services in establishing our bank. Each warrant entitles the organizers to purchase one additional share of common stock for every two shares he or she purchased in the offering. Our organizers purchased an aggregate of 330,000 shares in the offering, and we issued warrants for an aggregate of 165,000 shares to our organizers.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

GENERAL

         The following table shows how much common stock in the company is owned by our directors, certain executive officers, and owners of more than 5% of the outstanding common stock, as of March 13, 2000.

                                                   NUMBER OF SHARES    PERCENTAGE OF BENEFICIAL
       NAME                                            OWNED(1)               OWNERSHIP
------------------------------------               ----------------    ------------------------
Ron Anderson                                             15,000                     1.5%
Christina H. Bryan                                       25,500                     2.6%
C. Brett Carter                                          40,100                     4.0%
Suellen Rodeffer Garner                                  40,000                     4.0%
Dr. William K. Haley                                     10,000                     1.0%
Lorie L. McCarroll                                       15,000                     1.5%
David F. Miller                                          42,520                     4.3%
William J. Mock, Jr                                      20,100                     2.0%
Marlene J. Murphy                                        10,000                     1.0%
Robert L. Peters                                         20,000                     2.0%
Lawrence Piper                                            5,000                     0.5%
Michael G. Sanchez                                       10,000                     1.0%
Harry R. Trevett                                         40,000                     4.0%
Edward E. Wilson                                         20,800                     2.1%
Marshall E. Wood                                         20,000                     2.0%

Executive officers and directors as a                   337,378                    33.8%
group (17 persons)

(1)      Includes shares for which the named person:

         -      has sole voting and investment power,

         -      has shared voting and investment power with a spouse, or

         - holds in an IRA or other retirement plan program, unless otherwise indicated in these footnotes.

         Does not include shares that may be acquired by exercising stock options or organizer warrants because no options or warrants are exercisable within the next 60 days.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INTERESTS OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS

         We enter into banking and other transactions in the ordinary course of business with our directors and officers and their affiliates. It is our policy that these transactions be on substantially the same terms (including price, or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties. We do not expect these transactions to involve more than the normal risk of collectibility nor present other unfavorable features to us. Loans to individual directors and officers must also comply with our bank's lending policies and statutory lending limits, and directors with a personal interest in any loan application are excluded from the consideration of the loan application. We intend for all of our transactions with our affiliates to be on terms no less favorable to us than could be obtained from an unaffiliated third party and to be approved by a majority of disinterested directors.


ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

3.1. Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-69973).

3.2. Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form SB-2, File No. 333-69973).

4.1.     Form of Certificate of Common Stock (incorporated by reference to
         Exhibit 4.1 of the Registration Statement on Form SB-2, File No. 333-69973).

4.2. Escrow Agreement by and between the Company and The Bankers Bank dated December 22, 1998 (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form SB-2, File No. 333-69973).

5.1. Opinion Regarding Legality (incorporated by reference to Exhibit 5.1 of the Registration Statement on Form SB-2, File No. 333-69973).

5.2. Opinion of Counsel with respect to the Common Stock Purchase Warrants and the underlying shares of Common Stock (incorporated by reference to Exhibit 5.2 of the Registration Statement on Form SB-2, File No. 333-69973).

10.1. Real Estate Sales Contract for the proposed site of the Company dated June 16, 1998 (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form SB-2, File No. 333-69973).

10.2. Amended and Restated Employment Agreement between the Organizers of the Company and Michael G. Sanchez, dated September 1, 1998 (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form SB-2, File No. 333-69973).

10.3.    The Company's 1999 Stock Incentive Plan

10.4     Form of Organizer Warrant Certificate (incorporated by reference to
         Exhibit 10.4 of the Registration Statement on Form SB-2, File No. 333-69973)

21       Subsidiaries of the Company

27.1.    Financial Data Schedule. (for SEC use only).

----------------

(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the fourth quarter of 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FIRST CAPITAL BANK HOLDING CORPORATION


Date:  March 24, 2000                  By:   /s/ Michael G. Sanchez
     ---------------------                 -------------------------------------
                                           Michael G. Sanchez
                                           President and Chief Executive Officer


         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael G. Sanchez, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                                             Title                               Date
---------------------------                          --------                         ------------
 /s/ Ron Anderson
---------------------------
Ron Anderson                                         Director                           03/24/00
                                                                                      ------------
/s/  Christina H. Bryan
---------------------------
Christina H. Bryan                                   Director                           03/24/00
                                                                                      ------------
/s C. Brett Carter
---------------------------
C. Brett Carter                                      Director                           03/24/00
                                                                                      ------------
/s/ Suellen Rodeffer Garner
---------------------------
Suellen Rodeffer Garner                              Director                           03/24/00
                                                                                      ------------
/s/ William K. Haley, M.D.
---------------------------
William K. Haley, M.D.                               Director                           03/24/00
                                                                                      ------------
/s/ Lorie L. McCarroll
---------------------------
Lorie L. McCarroll                                   Director                           03/24/00
                                                                                      ------------

Signature                                             Title                               Date
---------------------------                          --------                         ------------
/s/ David F. Miller
---------------------------
David F. Miller                                      Director                           03/24/00
                                                                                      ------------

/s/ William J. Mock, Jr.
---------------------------
William J. Mock, Jr.                                 Director                           03/24/00
                                                                                      ------------
/s/ Marlene J. Murphy
---------------------------
Marlene J. Murphy                                    Director                           03/24/00
                                                                                      ------------
/s/ Robert L. Peters
---------------------------
Robert L. Peters                                     Director                           03/24/00
                                                                                      ------------
/s/ Lawrence Piper
---------------------------
Lawrence Piper                                       Director                           03/24/00
                                                                                      ------------
/s/ Michael G. Sanchez
---------------------------
Michael G. Sanchez                                   President, Chief                   03/24/00
                                                     Executive Officer,               ------------
                                                     and Director

/s/ Harry R. Trevett
---------------------------
Harry R. Trevett                                     Director                           03/24/00
                                                                                      ------------
/s/ Edward E. Wilson
---------------------------
Edward E. Wilson                                     Director                            03/24/00
                                                                                      ------------

/s/ Timothy S. Ayers
---------------------------
Timothy S. Ayers                                    Chief Financial                     03/24/00
                                                    Officer of the Bank               ------------

                               INDEX TO EXHIBITS
Exhibit
Number                     Description
------                     -----------

3.1. Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-69973).

3.2. Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form SB-2, File No. 333-69973).

4.1.     Form of Certificate of Common Stock (incorporated by reference to
         Exhibit 4.1 of the Registration Statement on Form SB-2, File No. 333-69973).

4.2. Escrow Agreement by and between the Company and The Bankers Bank dated December 22, 1998 (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form SB-2, File No. 333-69973).

5.1. Opinion Regarding Legality (incorporated by reference to Exhibit 5.1 of the Registration Statement on Form SB-2, File No. 333-69973).

5.2. Opinion of Counsel with respect to the Common Stock Purchase Warrants and the underlying shares of Common Stock (incorporated by reference to Exhibit 5.2 of the Registration Statement on Form SB-2, File No. 333-69973).

10.1. Real Estate Sales Contract for the proposed site of the Company dated June 16, 1998 (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form SB-2, File No. 333-69973).

10.2. Amended and Restated Employment Agreement between the Organizers of the Company and Michael G. Sanchez, dated September 1, 1998 (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form SB-2, File No. 333-69973).

10.3.    The Company's 1999 Stock Incentive Plan

10.4.    Form of Organizer Warrant Certificate (incorporated by reference to
         Exhibit 10.4 of the Registration Statement on Form SB-2, File No. 333-69973)

21       Subsidiaries of the Company

27.1.    Financial Data Schedule. (for SEC use only).