Form 10QSB
period 2000-03-31
FIRST CAPITAL BANK HOLDING CORP
filed 2000-05-15
CIK 1074560

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to

                        Commission file number 333-69973

                     First Capital Bank Holding Corporation
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)

           Florida                                 59-3532208
     (State of Incorporation)           (I.R.S. Employer Identification No.)

     1891 South 14th Street

     Fernandina Beach, Florida                              32034
     (Address of principal executive offices)             (Zip Code)

                                  904-321-0400
                               (Telephone Number)

                                 Not Applicable
                         -----------------------------
                          (Former name, former address
                             and former fiscal year,
                          if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES XX NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000 shares of common stock, $.01 par value per share, issued and outstanding as of May 9, 2000.

      Transitional Small Business Disclosure Format (check one):  YES    NO  XX
                                                                     ---    ---

                     FIRST CAPITAL BANK HOLDING CORPORATION
                          PART I. FINANCIAL INFORMATION

      Item 1.      Financial Statements

                   The financial statements of First Capital Bank Holding Corporation (the "Company") are set forth in the following pages.

                     First Capital Bank Holding Corporation

                                  Balance Sheet

                      March 31, 2000 and December 31, 1999
                                   (Unaudited)

                                     Assets

                                                                                       March 31,       December 31,
                                                                                          2000             1999
                                                                                          ----             ----

   Cash                                                                                $ 4,905,947          1,056,088
   Federal funds sold                                                                    1,324,000          1,871,000
   Interest bearing deposits with other banks                                              252,048                  -
                                                                                       -----------        -----------

               Total cash and cash equivalents                                           6,481,995          2,927,088

   Investments available for sale                                                       11,236,181         10,059,587
   Other investments                                                                       277,000            231,000
   Loans, net                                                                           10,682,461          6,337,579
   Premises and equipment, net                                                           1,620,049          1,646,871
   Other assets                                                                            312,112            204,357
                                                                                       -----------        -----------

                                                                                      $ 30,609,798         21,406,482
                                                                                       ===========        ===========

                                         Liabilities and Stockholders' Equity

  Deposits:
       Noninterest bearing                                                             $ 2,307,820          1,531,558
       Interest bearing                                                                 19,341,550         10,851,144
                                                                                       -----------        -----------

              Total deposits                                                            21,649,370         12,382,702

   Other liabilities                                                                        26,943             11,185
                                                                                       -----------        -----------

              Total liabilities                                                         21,676,313         12,393,887
                                                                                       -----------        -----------

   Preferred stock, par value $.01, 1,000,000 shares authorized;
         no shares issued or outstanding                                                         -                  -
   Common stock, par value $.01, 10,000,000 shares authorized;
         1,000,000 shares issued and outstanding                                            10,000             10,000
   Additional paid-in capital                                                            9,708,858          9,708,858
   Accumulated deficit                                                                   (664,558)           (634,951)
   Other comprehensive loss                                                              (120,815)            (71,312)
                                                                                       ----------         -----------

              Total stockholders' equity                                                 8,933,485          9,012,595
                                                                                       -----------        -----------

                                                                                      $ 30,609,798         21,406,482
                                                                                        ==========        ===========

See accompanying notes to financial statements.

                     First Capital Bank Holding Corporation

                 Statements of Operations and Comprehensive Loss

               For the Three Months Ended March 31, 2000 and 1999

                                   (Unaudited)

                                                                                              2000             1999
                                                                                              ----             ----
Interest income:
    Interest and fees on loans                                                             $ 208,669                -
    Interest income on federal funds sold                                                     23,342                -
    Interest income on investment securities                                                 188,971                -
    Interest income on deposits in other banks                                                 8,360                -
                                                                                        ------------     ------------

           Total interest income                                                             429,342                -
                                                                                        ------------     ------------

Interest expense:
    Interest bearing deposits                                                                126,635                -
    Other                                                                                        296           16,305
                                                                                        ------------     ------------

           Total interest expense                                                            126,931           16,305
                                                                                        ------------     ------------
           Net interest income (expense)                                                     302,411          (16,305)

Provision for loan losses                                                                     52,500                -
                                                                                        ------------     ------------
     Net interest income (expense) after provision
        for loan losses                                                                      249,911          (16,305)
                                                                                        ------------     ------------
Noninterest income

     Gain on sale of SBA loans                                                                44,548                -
     Other                                                                                    12,074                -
                                                                                        ------------    -------------

                  Total noninterest income                                                    56,622                -
                                                                                        ------------    -------------
Noninterest expenses:
    Salaries and employee benefits                                                           181,666           45,258
    Occupancy                                                                                 50,034            5,993
    Other                                                                                    104,440            9,422
                                                                                        ------------    -------------

           Total noninterest expenses                                                        336,140           60,673
                                                                                        ------------    -------------

           Net loss                                                                     $    (29,607)         (76,978)
                                                                                        ============    =============

Other comprehensive income, net of tax:
    Unrealized losses arising during the period, net of taxes of $25,502 and $0              (49,503)               -
                                                                                        ------------    -------------

    Comprehensive loss                                                                       (79,110)         (76,978)
                                                                                        ============    =============

           Net loss per share                                                           $       (.03)            (.08)
                                                                                        ============    =============

           Shares outstanding                                                              1,000,000        1,000,000
                                                                                        ============    =============


See accompanying notes to financial statements.

                     First Capital Bank Holding Corporation

                             Statement of Cash Flows

               For the Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)

                                                                                                   2000             1999
                                                                                                   ----             ----

Cash flows from operating activities:
     Net loss                                                                                  $ (29,607)         (76,978)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
             Depreciation, amortization and accretion                                             23,667            1,161
             Provision for loan losses                                                            52,500                -
                     Gain on sale of SBA Loans                                                   (44,548)               -
             (Increase) Decrease in other assets                                                (107,755)             486
             (Decrease) Increase in other liabilities                                             15,758          (36,672)
                                                                                            ------------      -----------

                  Net cash used in operating activities                                          (89,985)        (112,003)
                                                                                            ------------      -----------
Cash flows from investing activities:
     Purchase of premises and equipment                                                           (8,332)        (140,059)
     Purchase of investment securities available for sale                                     (1,260,610)               -
     Increase in loans                                                                        (5,303,701)               -
       Proceeds from sale of loans                                                               950,867                -
     Payment of organizational expenses                                                                -           (2,972)
                                                                                            ------------      -----------


                  Net cash used in investing activities                                       (5,621,776)        (143,031)
                                                                                            ------------      -----------
Cash flows from financing activities:
     Increase in deposits                                                                      9,266,668                -
     Proceeds from note payable                                                                        -          254,000
                                                                                            ------------      -----------

                  Net cash provided by financing activities                                    9,266,668          254,000
                                                                                            ------------      -----------

Net increase/(decrease) in cash                                                                3,554,907           (1,034)

Cash and cash equivalents at the beginning of the period                                       2,927,088            2,535
                                                                                            ------------      -----------

Cash and cash equivalents at the end of the period                                           $ 6,481,995            1,501
                                                                                            ============      ===========

Supplemental cash flow information:
     Interest paid                                                                           $   123,036            9,872
                                                                                            ============      ===========


See accompanying notes to financial statements.

                     First Capital Bank Holding Corporation

                          Notes to Financial Statements
                                   (Unaudited)

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

      The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter ended March 31, 2000 are not necessarily indicative of the results of a full year's operations.

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

      Available for sale securities is recorded at fair value. Held to maturity securities is recorded at cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses, net of the related tax effect, on securities available for sale are excluded from earnings and are reported as a separate component of shareholders' equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer.

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

                     First Capital Bank Holding Corporation

(3)      Summary of Significant Accounting Policies, continued

      Loans and Allowance for Loan Losses, continued
      A loan is considered impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price, or at the fair value of the collateral of the loan if the loan is collateral dependent. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful.

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

      Income Taxes

      The Company accounts for deferred income taxes using the liability approach, and when this approach results in a net deferred tax asset, management evaluates the likelihood of being able to realize that asset. When management determines that some or all of the net deferred tax asset is not realizable, a valuation allowance is recorded for that amount. At March 31, 2000, the Company's only significant deferred tax attribute was its net operating loss since inception, and this deferred tax asset has been fully reserved.

(4)      Preferred Stock

      Shares of preferred stock may be issued from time to time in one or more series as established by resolution of the Board of Directors of the Company. Each resolution shall include the number of shares issued, preferences, special rights and limitations as determined by the Board.

(5)      Commitments

      The Company entered into an employment agreement with its President and Chief Executive Officer, providing for an initial term of five years commencing August 15, 1998. The agreement provides for a base salary, an incentive bonus based on five percent of the Company's pre-tax earnings, and annual stock options which vest equally over five years at $10 per share equal to the lesser of 30,000 shares or five percent of the number of shares sold in the initial public offering. Additionally, the Company is to maintain a $1,000,000 key man life insurance policy, with

      $500,000 payable to the Company and $500,000 payable to the President's family. The agreement further provides for other perquisites, and subjects the President to certain noncompete restrictions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations For the Three Months Ended March 31, 2000 and 1999

Forward-Looking Statements

     The following is a discussion of the Company's financial condition as of and for the period ended March 31, 2000. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

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

     As of March 31, 2000, the Bank had concluded eight full months of operations, and the Company has total assets of $30,609,798, an increase of 43% over December 31, 1999. Significant contributors to the asset growth included increases in cash and cash equivalents of $3,554,907 or 121%, loans of $4,344,882 or 69% and investments of $1,222,594 or 12%. The growth in these assets were funded by increased deposits. When compared to December 31, 1999, deposits increased $9,266,668 or 75%.

     At quarter end the Bank's loan to deposit ratio was 49%. Management's long term target for the loan to deposit ratio is 80%. The interest rates paid on interest bearing deposits and the service charge rates for deposit services are comparable to local market rates. Management is making a concerted effort to develop quality loan business in the local market and to manage the deposit growth consistent with expected loan demand.

     The deposit mix at March 31, 2000 was as follows: $2,307,820 (11% of total deposits) in noninterest bearing demand deposits: $15,242,299 (70% of total deposits) in interest checking accounts; $222,162 (1% of total deposits) in savings accounts; and $3,877,089 (18% of total deposits) in time deposits. As the Bank continues to grow, management expects the deposit mix to become more heavily weighted towards the higher costing time deposits, thus increasing the average cost of funds and reducing the Bank's net interest margin.

     While the Bank continues to build its loan portfolio, excess funds are invested in short to intermediate term government and mortgage-backed securities. At March 31, 2000, all securities were classified as available for sale totaling $11,282,181. The current investment portfolio strategy is primarily to provide liquidity for funding loans and initial operating expenditures and secondarily for earnings enhancement. Accordingly, no investment securities have final maturities greater than five years and all are pledgeable to raise funding through secured borrowing or repurchase agreements.

     The Company had an accumulated deficit of $664,558 as of March 31, 2000. During the first three months of 2000, the Company incurred a net loss of $29,607. Prior to commencing operations, in July 1999, the losses were a result of expenses incurred in connection with activities related to the organization of the Company and the Bank.

Results of Operations

     Net interest income for the three months ended March 31, 2000 was $249,911. The Company has interest expense on interest bearing deposits of $126,635 and the lines of credit of $296 for the first three months of 2000. Total interest income in the first quarter of 2000 was $429,342 including interest income on loans including fees totaling $208,669 and interest income on investments of $188,971. Loan interest income and deposit interest expense in 1999 were not incurred until the Bank opened on July 26, 1999.

     The provision for loan losses for the three months ended March 31, 2000 was $52,500. Since the Bank's loan portfolio is only eight months old, the Bank has no historical data about loan losses on its portfolio on which to base projections for future losses. Current loan quality analysis does not indicate potential loan losses. Until more substantial evidence about potential losses is developed, management believes the Bank should establish an allowance for loan losses that will approximate between 1.15% and 1.5% of total loans. At March 31, 2000, the allowance for loan losses was $126,500, which represented 1.17% of total loans.

     Noninterest income for the three months ended March 31, 2000 was $56,622. This consists primarily of gains on sales of SBA loans. Total proceeds associated with these sales were $950,867. There were no loan sales related to the period ended March 31, 1999.

     Noninterest expense for the first quarter of 2000 was $336,140. Salaries and benefits for the three months ended March 31, 2000 and 1999 totaled $181,666 and $45,258, respectively. The increase is due to a change in head count as a result of the Bank commencing operations. The remainder of the expenses relate primarily to operational costs for data processing, ATM processing and advertising.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

     Results of Operations, continued

     Management does not expect the Company to make a quarterly profit until the second half of 2000, while it establishes its position in the local market and builds its banking services infrastructure. Management continues to believe that the local market presents good opportunities for business development to support a growing and profitable community bank. Despite the anticipated losses in the first years of operations, the Company expects earnings from loans and investments and other banking services as well as steady deposit growth to provide sufficient liquidity for both the short and long term. The Bank intends to manage its loan growth such that deposit flows will provide funding for all loans as well as cash reserves for working capital and short to intermediate term, liquid investments.

Liquidity

     The Bank has established short-term federal funds purchase lines of credit with its correspondent banks, which total $6,150,000. These lines are unsecured and is designed to provide the Bank with short-term liquidity. These lines may be revoked at any time by the correspondent banks and are available to the Bank simply as an accommodation for short-term (two weeks or less) liquidity needs. Additionally, the Bank has investments available for sale of $11,282,181 and cash and cash equivalents of $6,481,995 to fund operations and loan growth.

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

Item 2.    Changes in Securities

           (a)   Not applicable
           (b)   Not applicable
           (c)   Not applicable

Item 3.    Defaults Upon Senior Securities

           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

           Matters submitted to security holders for a vote during the three months ended March 31, 2000 included the election of five members of the Board of Directors and a proposal to approve the Company's 1999 stock incentive stock plan. These proposals will be voted on by the Company's shareholders at our annual meeting scheduled for April 19, 2000.

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K
           (a)  Exhibits.
           See Exhibit List attached hereto.

(b)       Reports on Form 8-K.
          There were no reports filed on Form 8-K for the period ended March 31, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIRST CAPITAL BANK HOLDING CORPORATION



Date:    May 11, 2000                     By:   /s/ Michael G. Sanchez
                                               ---------------------------------
                                                    Michael G. Sanchez
                                                Chief Executive Officer

Date:    May 11, 2000                      By:  /s/ Timothy S. Ayers
                                               ---------------------------------
                                                    Timothy S. Ayers
                                               Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit
Number                     Description
--------                   -----------

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

10.3. The Company's 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Form 10-KSB for the period ended December 31, 1999).

10.4.             Form  of  Organizer  Warrant   Certificate   (incorporated  by
                  reference to Exhibit 10.4 of the Registration Statement on Form SB-2, File No. 333-69973)

21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Company's Form 10-KSB for the period ended December 31, 1999).

27.1.             Financial  Data  Schedule for the period ended March 31, 2000.
                  (for SEC use only).