Form 10QSB
period 2000-06-30
FIRST CAPITAL BANK HOLDING CORP
filed 2000-08-03
CIK 1074560

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to

                        Commission file number 333-69973

                     First Capital Bank Holding Corporation
               --------------------------------------------------------------
                   (Exact name of registrant as specified in its charter)

           Florida                                       59-3532208
--------------------------------      -----------------------------------------
     (State of Incorporation)              (I.R.S. Employer Identification No.)

     1891 South 14th Street

     Fernandina Beach, Florida                               32035
----------------------------------------------   ----------------------------
     (Address of principal executive offices)              (Zip Code)

                                  904-321-0400
                              -------------------
                               (Telephone Number)

                                 Not Applicable
                            ------------------------
                          (Former name, former address
                             and former fiscal year,
                          if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES XX NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000 shares of common stock, $.01 par value per share, issued and outstanding as of July 27, 2000.

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



                     First Capital Bank Holding Corporation
                           Consolidated Balance Sheets

                                                                   June 30, 2000      December 31, 1999
                                                                    (Unaudited)           (Audited)
                                                                    ------------         ------------

                             Assets

   Cash                                                                 $ 1,961,499       $ 1,056,088
   Federal funds sold                                                     3,186,000         1,871,000
   Interest bearing deposits with other banks                               253,408                 -
                                                                       ------------      ------------

            Total cash and cash                                           5,400,907         2,927,088
                    equivalents

   Investments available for sale                                        12,068,555        10,059,587
   Other investments                                                        277,000           231,000
   Loans, net                                                            13,754,692         6,337,579
   Premises and equipment, net                                            1,599,695         1,646,871
   Other assets                                                             333,630           204,357
                                                                       ------------      ------------

                                                                        $33,434,479       $21,406,482
                                                                       ============      ============

              Liabilities and Stockholders' Equity

  Deposits:
       Noninterest bearing                                              $ 3,154,091       $ 1,531,558
       Interest bearing                                                  21,381,649        10,851,144
                                                                       ------------      ------------

              Total deposits                                             24,535,740        12,382,702

   Other liabilities                                                         30,230            11,185
                                                                       ------------      ------------

              Total liabilities                                          24,565,970        12,393,887
                                                                       ------------      ------------

   Preferred stock, par value $.01, 1,000,000 shares
  authorized;
         no shares issued or outstanding                                          -                 -
   Common stock, par value $.01, 10,000,000 shares authorized;
         1,000,000 shares issued and outstanding                             10,000            10,000
   Additional paid-in capital                                             9,708,858         9,708,858
   Accumulated deficit                                                     (646,171)         (634,951)
   Other comprehensive loss                                                (204,178)          (71,312)
                                                                       ------------      ------------

              Total stockholders' equity                                  8,868,509         9,012,595
                                                                       ------------      ------------

                                                                       $ 33,434,479      $ 21,406,482
                                                                       ============      ============


                See accompanying notes to financial statements.



                     First Capital Bank Holding Corporation

                 Statements of Operations and Comprehensive Loss
      For the Three Months and the Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                                Three Months Ended              Six Months Ended
                                                                     June 30,                       June 30,
                                                                     --------                       --------
                                                              2000              1999           2000              1999
                                                              ----              ----           ----              ----

Interest income:
    Interest and fees on loans                             $ 308,502                 -       $ 517,171                  -
    Interest income on investment securities                 216,522                 -         405,493                  -
    Interest income on federal funds sold                     33,473                 -          56,815                  -
    Interest income on deposits in other banks                13,190                 -          21,550                  -
                                                         -----------      ------------    ------------       ------------


           Total interest income                             571,687                 -       1,001,029                  -
                                                         -----------      ------------    ------------       ------------

Interest expense:

    Interest bearing deposits                                197,963                 -         324,894                  -
    Other                                                                       17,144                             33,449
                                                         -----------      ------------    ------------       ------------
                                                                  -                                  -

           Total interest expense                            197,963            17,144         324,894             33,449
                                                         -----------      ------------    ------------       ------------

Net interest income (expense)                                373,724           (17,144)        676,135            (33,449)
    Provision for loan losses                                 48,500                 -         101,000                  -
                                                         -----------      ------------    ------------       ------------

Net interest income (expense) after

       provision for loan losses                             325,224           (17,144)        575,135            (33,449)
                                                         -----------      ------------    ------------       ------------

Noninterest income:

     Gain on sale of SBA loans                                14,800                 -          59,348                  -
     Other                                                     7,455                 -          19,529                  -
                                                         -----------      ------------    ------------       ------------

           Total noninterest income                           22,255                 -          78,877                  -
                                                         -----------      ------------    ------------       ------------

Noninterest expense:

    Salaries and employee benefits                           185,060            94,704         366,726            139,962
    Occupancy                                                 52,647             6,560         102,681             12,553
    Other                                                     91,385            19,007         195,825             28,429
                                                         -----------      ------------    ------------       ------------

           Total noninterest expense                         329,092           120,271         665,232            180,944
                                                         -----------      ------------    ------------       ------------

           Net earnings (loss)                            $   18,387         $(137,415)    $   (11,220)         $(214,393)
                                                         ===========      ============    ============       ============
Other comprehensive loss:

    Unrealized losses arising during the period              (83,363)                -        (132,866)                 -
                                                         -----------      ------------    ------------       ------------
    Comprehensive loss                                       (64,976)         (137,415)       (144,086)          (214,393)
                                                         ===========      ============    ============       ============
Per Share:

           Shares outstanding                              1,000,000         1,000,000       1,000,000          1,000,000
                                                         ===========      ============    ============       ============
           Net earnings (loss) per share                     $   .02          $   (.14)      $   (.01)           $   (.21)
                                                         ===========      ============    ============       ============


                See accompanying notes to financial statements.



                     First Capital Bank Holding Corporation
                            Statements of Cash Flows
                 For the Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                                                  2000          1999
                                                                                  ----          ----

Cash flows from operating activities:

     Net loss                                                                 $ (11,220)       $(175,539)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
             Depreciation, amortization and accretion                            49,217            2,321
             Provision for loan losses                                          101,000                -
                     Gain on sale of loans                                      (59,348)               -
             Change in other assets                                            (129,273)             485
             Change in other liabilities                                         19,045          (18,582)
                                                                            -----------        ---------

                  Net cash used in operating activities                         (30,579)        (191,315)
                                                                            -----------        ---------

Cash flows from investing activities:

     Purchase of premises and equipment                                         (25,072)        (504,776)
     Proceeds from maturities of securities                                     103,924                -
     Purchase of investment securities available for sale                    (2,222,727)               -
       Purchase of other investments                                            (46,000)               -
     Net change in loans                                                     (8,723,995)               -
       Proceeds from sale of loans                                            1,265,230                -
     Payment of organizational expenses                                                          (45,016)
                                                                            -----------        ---------

                  Net cash used in investing activities                      (9,648,640)        (549,792)
                                                                            -----------        ---------

Cash flows from financing activities:

     Increase in deposits                                                    12,153,038                -
     Proceeds from note payable                                                      -           814,000
                                                                            -----------        ---------


                  Net cash provided by financing activities                  12,153,038          814,000
                                                                            -----------        ---------

Net increase in cash                                                          2,473,819           72,893

Cash and cash equivalents at the beginning of the period                      2,927,088            2,535
                                                                            -----------        ---------

Cash and cash equivalents at the end of the period                           $5,400,907         $ 75,428
                                                                            ===========        =========
Supplemental cash flow information:
     Interest paid                                                            $ 320,419         $ 40,030
                                                                            ===========        =========





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

      The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter ended June 30, 2000 are not necessarily indicative of the results of a full year's operations.

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

                     First Capital Bank Holding Corporation
                    Notes to Financial Statements, continued

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

      Income Taxes

      The Company accounts for deferred income taxes using the liability approach, and when this approach results in a net deferred tax asset, management evaluates the likelihood of being able to realize that asset. When management determines that some or all of the net deferred tax asset is not realizable, a valuation allowance is recorded for that amount. At June 30, 2000, the Company's significant deferred tax attribute was its net operating loss since inception, and this deferred tax asset has been fully reserved.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations For the Six Months Ended June 30, 2000 and 1999

Forward-Looking Statements

The following is a discussion of the Company's financial condition as of and for the period ended June 30, 2000. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

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

Financial Condition

As of June 30, 2000, the Bank had concluded eleven full months of operations, and the Company has total assets of $33,434,479, an increase of 56% over December 31, 1999. Significant contributors to the asset growth included increases in cash and cash equivalents of $2,473,819 or 85%, loans of $7,417,113 or 117% and investments available for sale of $2,008,968 or 20%. The growth in these assets were funded by increased deposits. When compared to December 31, 1999, deposits increased $12,153,038 or 98%.

At quarter end, the Bank's loan to deposit ratio was 56%. Management's long term target for the loan to deposit ratio is 80%. The interest rates paid on interest bearing deposits and the service charge rates for deposit services are comparable to local market rates. Management is making a concerted effort to develop quality loan business in the local market and to manage the deposit growth consistent with expected loan demand.

The deposit mix at June 30, 2000 was as follows: $3,154,091 (13% of total deposits) in noninterest bearing demand deposits: $16,738,607 (68% of total deposits) in interest checking accounts; $274,654 (1% of total deposits) in savings accounts; and $4,368,388 (18% of total deposits) in time deposits. As the Bank continues to grow, management expects the deposit mix to become more heavily weighted towards the higher costing time deposits, thus increasing the average cost of funds and reducing the Bank's net interest margin.

While the Bank continues to build its loan portfolio, excess funds are invested in short to intermediate term government and mortgage-backed securities. At June 30, 2000, all securities were classified as available for sale totaling $12,068,555. The current investment portfolio strategy is primarily to provide liquidity for funding loans and initial operating expenditures and secondarily for earnings enhancement. Accordingly, no investment securities have final maturities greater than five years and all are pledgeable to raise funding through secured borrowing or repurchase agreements.

The Company had an accumulated deficit of $646,171 as of June 30, 2000. During the first six months of 2000, the Company incurred a net loss of $11,220. Prior to commencing operations, in July 1999, the losses were a result of expenses incurred in connection with activities related to the organization of the Company and the Bank.

Results of Operations

Net interest income for the six months ended June 30, 2000 was $676,135. The Company has interest expense on interest bearing deposits of $324,894 for the first six months of 2000. Total interest income in the first two quarters of 2000 was $1,001,029 including interest income on loans totaling $517,171 and interest income on investments of $405,493. Loan interest income and deposit interest expense in 1999 were not incurred until the Bank opened on July 26, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued Results of Operations, continued

The provision for loan losses for the six months ended June 30, 2000 was $101,000. Since the Bank's loan portfolio is only eleven months old, the Bank has no historical data about loan losses on its portfolio on which to base projections for future losses. Current loan quality analysis does not indicate potential loan losses. Until more substantial evidence about potential losses is developed, management believes the Bank should establish an allowance for loan losses that will approximate between 1.15% and 1.5% of total loans. At June 30, 2000, the allowance for loan losses was $175,000, which represented 1.26% of total loans.

Noninterest income for the six months ended June 30, 2000 was $78,877. This consists primarily of gains on sales of SBA loans. Total proceeds associated with these sales were $1,265,230. There were no loan sales related to the period ended June 30, 1999.

Noninterest expense for the first two quarters of 2000 was $665,232. Salaries and benefits for the six months ended June 30, 2000 and 1999 totaled $366,726 and $139,962, respectively. The increase is due to a change in head count as a result of the Bank commencing operations. The remainder of the expenses relate primarily to occupancy expenses and operational costs for data processing, ATM processing and advertising.

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

Liquidity

The Bank has established short-term federal funds purchase lines of credit with its correspondent banks, which total $6,150,000. These lines are unsecured and are designed to provide the Bank with short-term liquidity. These lines may be revoked at any time by the correspondent banks and are available to the Bank simply as an accommodation for short-term (two weeks or less) liquidity needs. Additionally, the Bank has investments available for sale of $12,068,555 and cash and cash equivalents of $5,400,907 to fund operations and loan growth.

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

           (a)   Not applicable
(b)      Not applicable
(c)      Not applicable

Item 3.    Defaults Upon Senior Securities

           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

There were two matters submitted to a vote of security holders during the six months ended June 30, 2000 at the Company's annual meeting of shareholders held on April 19, 2000.

1. The election of five members of the Board of Directors as Class I directors for a three year term.

           The Company's Bylaws provides that the Board of Directors shall be divided into three classes with each class to be nearly equal in number as possible. The Bylaws also provide that the three classes of directors are to have staggered terms, so that the terms of only approximately one-third of the board members will expire at each annual meeting of shareholders. The current Class I directors are Christina H. Bryan, Suellen Rodeffer Garner, Michael G. Sanchez,
           Harry R. Trevett, and Marshall E. Wood. The current Class II directors are Ron Anderson, C. Brett Carter, William K. Haley, M.D., Lori L. McCarroll, and David F. Miller. The current Class III directors are William J. Mock, Jr., Marlene J. Murphy, Robert L. Peters, Lawrence Piper, and Edward E. Wilson. The current terms of the Class I directors expired at the Annual Meeting. Each of the five current Class I directors was nominated for reelection and stood for election at the Annual Meeting on April 19, 2000 for a three year term. The number of votes for the election of the Class I directors was as follows: For Ms. Bryan - 674,608; for Ms. Garner - 674,608; for Mr. Sanchez - 674,608; for Mr. Trevett - 674,608; and for Mr. Wood - 674,608. The number of votes which withhold authority for Ms. Bryan - 0; withhold authority for Ms. Garner - 0; withhold authority for Mr. Sanchez - 0; withhold authority for Mr. Trevett - 0; and withhold authority for Mr. Wood - 0. The number of votes against the election of directors was as follows: against Ms. Bryan --- 2,200; against Ms. Garner - 2,200; against Mr. Sanchez - 2,200; against Mr. Trevett - 2,200; and against Mr. Wood - 2,200. The terms of the Class II directors will expire at the 2001 Annual Meeting of Shareholders, and the terms of the Class III directors will expire at the 2002 Annual Meeting of Shareholders.

2.       A proposal to approve the Company's 1999 Stock Incentive Plan.

           The shareholders of the Company approved the 1999 Stock Incentive Plan. The Plan authorizes the grant to our employees and directors of stock options for up to 100,000 shares of common stock from time to time during the term of the plan, subject to adjustment upon changes in capitalization. Under the plan, we may grant either incentive stock options (which qualify for certain favorable tax consequences, as described in the Company's 1999 Proxy Statement) or nonqualified stock options. We may grant up to all 100,000 shares available under the plan as incentive stock options. The number of votes for the approval of the Plan was 662,058. The number of votes against the Plan was 4,800, and 9,950 abstained from voting.

There were no other matters voted on by the Company's shareholders at our annual meeting held on April 19, 2000.

Item 5.    Other Information

            None

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits.

           See Exhibit List attached hereto.

(b)       Reports on Form 8-K.

           There were no reports filed on Form 8-K for the period ended June 30, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIRST CAPITAL BANK HOLDING CORPORATION



Date:    August 2, 2000                   By: /s/ Michael G. Sanchez
                                              ----------------------------------
                                              Michael G. Sanchez
                                              Chief Executive Officer

Date:    August 2, 2000                   By:  /s/ Timothy S. Ayers
                                              ----------------------------------
                                              Timothy S. Ayers
                                              Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit
Number                     Description
-------                    -----------

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

10.4.             Form  of  Organizer  Warrant   Certificate   (incorporated  by
                  reference to Exhibit 10.4 of the Registration Statement on Form SB-2, File No. 333-69973)

27.1.             Financial  Data  Schedule  for the period ended June 30, 2000.
                  (for SEC use only).