Form 10QSB
period 2000-09-30
FIRST CAPITAL BANK HOLDING CORP
filed 2000-11-07
CIK 1074560

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _______ to _________

                        Commission file number 333-69973

                     First Capital Bank Holding Corporation

       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Florida                                         59-3532208
---------------------------               --------------------------------------
 (State of Incorporation)                   (I.R.S. Employer Identification No.)

    1891 South 14th Street

    Fernandina Beach, Florida                              32035
---------------------------------------------           -------------
    (Address of principal executive offices)              (Zip Code)

                                  904-321-0400

                              --------------------
                               (Telephone Number)

                                 Not Applicable

                           --------------------------
                          (Former name, former address
                             and former fiscal year,
                          if changed since last report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES XX NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000 shares of common stock, $.01 par value per share, issued and outstanding as of October 6, 2000.

      Transitional Small Business Disclosure Format (check one):  YES  XX    NO
                                                                      ----

                     FIRST CAPITAL BANK HOLDING CORPORATION

                          PART I. FINANCIAL INFORMATION

      ITEM 1.      FINANCIAL STATEMENTS

         The financial statements of First Capital Bank Holding Corporation (the "Company") are set forth in the following pages.


                     FIRST CAPITAL BANK HOLDING CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                                                    SEPTEMBER 30, 1999        DECEMBER 30, 1999
                                                                       (UNAUDITED)                (AUDITED)

                                                                          Assets

   Cash                                                                     $ 2,768,151                $ 1,056,088
   Federal funds sold                                                         3,432,000                  1,871,000
   Interest bearing deposits with other banks                                   253,427                          -
                                                                       ----------------           ----------------

              Total cash and cash equivalents                                 6,453,578                  2,927,088

   Investments available for sale                                            14,083,977                 10,059,587
   Other investments                                                            277,000                    231,000
   Loans, net                                                                16,679,985                  6,337,579
   Premises and equipment, net                                                1,616,612                  1,646,871
   Other assets                                                                 329,732                    204,357
                                                                        ---------------           ----------------

                                                                            $39,440,884                $21,406,482
                                                                        ===============           ================

                                           Liabilities and Stockholders' Equity

  Deposits:
       Noninterest bearing                                                  $ 2,948,853                $ 1,531,558
       Interest bearing                                                      27,290,574                 10,851,144
                                                                       ----------------           ----------------

              Total deposits                                                 30,239,427                 12,382,702

   Other liabilities                                                             58,120                     11,185
                                                                       ----------------           ----------------

              Total liabilities                                              30,297,547                 12,393,887
                                                                       ----------------           ----------------

   Preferred stock, par value $.01, 1,000,000 shares
  authorized;
         no shares issued or outstanding                                          -                              -
   Common stock, par value $.01, 10,000,000 shares authorized;
         1,000,000 shares issued and outstanding                                 10,000                     10,000
   Additional paid-in capital                                                 9,708,858                  9,708,858
   Accumulated deficit                                                         (557,701)                  (634,951)
   Other comprehensive loss                                                     (17,820)                   (71,312)
                                                                       ----------------           ----------------

              Total stockholders' equity                                      9,143,337                  9,012,595
                                                                       ----------------           ----------------

                                                                           $ 39,440,884               $ 21,406,482
                                                                       ================           ================

See accompanying notes to financial statements.


                     FIRST CAPITAL BANK HOLDING CORPORATION

                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
   FOR THE THREE MONTHS AND THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                Three Months Ended                       Nine Months Ended
                                                                   September 30,                          September 30,
                                                                   -------------                          -------------
                                                              2000              1999                  2000              1999
                                                              ----              ----                  ----              ----


Interest income:
    Interest and fees on loans                              $ 398,625         $  39,259           $  915,796           $  39,259
    Interest income on investment securities                  224,972            43,405              630,465              43,405
    Interest income on federal funds sold                      60,738            92,581              117,553             131,435
                                                         ------------      ------------          -----------        ------------

           Total interest income                              684,335           175,245            1,663,814             214,099
                                                         ------------      ------------          -----------        ------------

Interest expense:
    Interest bearing deposits                                 274,353            21,261              598,699              21,261
    Other                                                ------------      ------------          -----------        ------------

                                                                   77                 -                  625              33,449
                                                         ------------      ------------          -----------        ------------
           Total interest expense                             274,430            21,261              599,324              54,710


           Net interest income                                409,905           153,984            1,064,490             159,389
                 provision for loan losses                     36,000            35,500              137,000              35,500
                                                         ------------      ------------          -----------        ------------

           Net interest income after
                 provision for loan losses                    373,905           118,484              927,490             123,889
                                                         ------------      ------------          -----------        ------------

Noninterest income:
     Gain on sale of SBA loans                                 30,751                 -               90,099                   -
     Other                                                     53,656             1,120               94,735               1,120
                                                         ------------      ------------          -----------        ------------

                  Total noninterest income                     84,407             1,120              184,834               1,120
                                                         ------------      ------------          -----------        ------------

Noninterest expense:
    Salaries and employee benefits                            196,953           115,626              563,679             255,586
    Occupancy                                                  59,825            27,683              162,506              40,236
    Other                                                     113,064           144,977              308,889             173,408
                                                         ------------      ------------          -----------        ------------

           Total noninterest expense                          369,842           288,286            1,035,074             469,230
                                                         ------------      ------------          -----------        ------------

           Net earnings (loss)                            $    88,470      $   (168,682)         $    77,250          $ (344,221)
                                                         ============      ============          ===========        ============


Other comprehensive loss:
    Unrealized income (loss) arising during the period        116,937           (31,353)              53,493            (31,353)
                                                         ------------      ------------          -----------        ------------

    Comprehensive income (loss)                               205,407          (200,035)             130,743           (375,574)
                                                         ============      ============          ===========        ============


Per Share:
           Net earnings (loss) per share                          .09              (.17)                .08                (.34)
                                                         ============      ============          ===========        ============

                  Shares outstanding                        1,000,000         1,000,000            1,000,000           1,000,000
                                                         ============      ============          ===========        ============


See accompanying notes to financial statements.

                     FIRST CAPITAL BANK HOLDING CORPORATION

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                   (UNAUDITED)


                                                                                                2000                 1999
                                                                                                ----                 ----

Cash flows from operating activities:

     Net gain (loss)                                                                       $    77,250             $ (344,221)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
             Depreciation, amortization and accretion                                           77,037                  6,151
             Provision for loan losses                                                         137,000                 35,500
                     Gain on sale of loans                                                     (90,099)                 -
             Change in other assets                                                           (150,224)               (89,654)
             Change in other liabilities                                                        46,935                (15,467)
                                                                                       ---------------         --------------

                  Net cash provided by (used in) operating activities                           97,899               (407,691)
                                                                                       ---------------         --------------

Cash flows from investing activities:

     Proceeds from maturities of investments available for sale                              1,005,909                      -
     Purchase of investment securities available for sale                                   (4,915,659)            (5,967,574)
       Purchase of other investments                                                           (46,000)              (231,000)
     Net change in loans                                                                   (12,878,048)            (3,060,985)
       Proceeds from sale of loans                                                           2,488,740                  -
     Purchase of premises and equipment                                                        (83,077)            (1,123,216)
     Payment of organizational expenses                                                                              (281,142)
                                                                                        --------------         --------------

                  Net cash used in investing activities                                    (14,428,134)           (10,663,917)
                                                                                        --------------         --------------

Cash flows from financing activities:

     Net change in deposits                                                                 17,856,725              6,788,669
     Proceeds from sale of common stock                                                          -                 10,000,000
     Repayment of note payable                                                                   -                   (520,678)
     Redemption of organizational shares                                                                                 (500)
                                                                                        --------------         --------------

                  Net cash provided by financing activities                                 17,856,725             16,267,491
                                                                                        --------------         --------------

Change in cash and cash equilvalents                                                         3,526,490              5,195,883

Cash and cash equivalents at the beginning of the period                                     2,927,088                  2,535
                                                                                        --------------         --------------

Cash and cash equivalents at the end of the period                                      $    6,453,578          $   5,198,418
                                                                                        ==============         ==============

Supplemental cash flow information:

     Interest paid                                                                     $       684,645          $      52,463
                                                                                         =============          =============



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

      The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter ended September 30, 2000 are not necessarily indicative of the results of a full year's operations.

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

      INCOME TAXES

      The Company accounts for deferred income taxes using the liability approach, and when this approach results in a net deferred tax asset, management evaluates the likelihood of being able to realize that asset. When management determines that some or all of the net deferred tax asset is not realizable, a valuation allowance is recorded for that amount. At September 30, 2000, the Company's significant deferred tax attribute was its net operating loss since inception and this deferred tax asset has been fully reserved.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

FORWARD-LOOKING STATEMENTS

The following is a discussion of our financial condition as of and for the period ended September 30, 2000 compared to December 31, 1999 and the results of operations for the three months and nine months ended September 30, 2000. The Bank commenced operations on July 26, 1999. Consequently, results of operations for the three months and nine months ended September 30, 1999 reflect holding company activity prior to the opening of the Bank and limited Bank operating history, and therefore, a comparison with September 30, 1999 is not meaningful. The discussion should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes appearing in this report.

This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including the "Risk Factors" section in our Registration Statement (Registration Number 333-69973) as filed with and declared effective by the Securities and Exchange Commission.

FINANCIAL CONDITION

As of September 30, 2000, the bank had concluded fourteen full months of operations, and we had total assets of $39,440,884, an increase of 84% over December 31, 1999. Significant contributors to the asset growth included increases in cash and cash equivalents of $3,526,490 or 120%, loans of $10,342,406 or 163% and investments available for sale of $4,024,390 or 40%. The growth in these assets were funded by increased deposits. When compared to December 31, 1999, deposits increased $17,856,725 or 144%.

At quarter end, the bank's loan to deposit ratio was 55%. Our long term target for the loan to deposit ratio is 80%. The interest rates paid on interest bearing deposits and the service charge rates for deposit services are comparable to local market rates. We are making a concerted effort to develop quality loan business in the local market and to manage the deposit growth consistent with expected loan demand.

The deposit mix at September 30, 2000 was as follows: $2,948,853 (10% of total deposits) in noninterest bearing demand deposits: $19,801,820 (65% of total deposits) in interest checking accounts; $258,491 (1% of total deposits) in savings accounts; and $7,230,263 (24% of total deposits) in time deposits. As the bank continues to grow, we expect the deposit mix to become more heavily weighted towards the higher costing time deposits, thus increasing the average cost of funds and reducing the bank's net interest margin.

While the bank continues to build its loan portfolio, excess funds are invested in short to intermediate term government and mortgage-backed securities. At September 30, 2000, all securities were classified as available for sale totaling $14,083,977. The current investment portfolio strategy is primarily to provide liquidity for funding loans and initial operating expenditures and secondarily for earnings enhancement. Accordingly, no investment securities have final maturities greater than five years and all are pledgeable to raise funding through secured borrowing or repurchase agreements.

We had an accumulated deficit of $557,701 as of September 30, 2000. During the first nine months of 2000, we had net income of $77,250. Prior to commencing operations we incurred losses in July 1999 in connection with expenses related to our organization.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS

Net interest income for the nine months ended September 30, 2000 was $1,064,490. We had interest expense on interest bearing deposits of $598,699 for the first nine months of 2000. Total interest income in the first three quarters of 2000 was $1,663,814 including interest income on loans totaling $915,796 and interest income on investments of $630,465. Loan interest income and deposit interest expense in 1999 were not incurred until the bank opened on July 26, 1999, and totaled $39,259 and $21,261 for the nine months ending September 30, 1999.

The provision for loan losses for the nine months ended September 30, 2000 was $137,000. Since the bank's loan portfolio is only fourteen months old, the bank has no historical data about loan losses on its portfolio on which to base projections for future losses. Until more substantial evidence about potential losses is developed, we believe the bank should establish an allowance for loan losses that will approximate between 1.15% and 1.5% of total loans. At September 30, 2000, the allowance for loan losses was $211,000, which represented 1.25% of total loans.

Noninterest income for the nine months ended September 30, 2000 was $184,834. This consists primarily of gains on sales of SBA loans. Total proceeds associated with these sales were $2,488,740. There were no loan sales related to the period ended September 30, 1999.

Noninterest expense for the first three quarters of 2000 was $1,035,074. Salaries and benefits for the nine months ended September 30, 2000 and 1999 totaled $563,679 and $255,586, respectively. The increase is due to a change in head count as a result of the bank commencing operations. The remainder of the expenses relate primarily to occupancy expenses and operational costs for data processing, ATM processing and advertising.

LIQUIDITY

The bank has established short-term federal funds purchase lines of credit with its correspondent banks, which total $6,150,000. These lines are unsecured and are designed to provide the bank with short-term liquidity. These lines may be revoked at any time by the correspondent banks and are available to the bank simply as an accommodation for short-term (two weeks or less) liquidity needs. Additionally, the bank has investments available for sale of $14,083,977 and cash and cash equivalents of $6,453,578 to fund operations and loan growth.

In the early years, our investment practices will limit investments to highly liquid overnight investments in correspondent banks and short to intermediate term U.S. Treasury and government agency securities. For the foreseeable future, the bank will consider its investment portfolio primarily as a source for liquidity and secondarily as a source for earnings.

 PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           There are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 2.    CHANGES IN SECURITIES

           (a)      Not applicable
           (b)      Not applicable
           (c)      Not applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not applicable

ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits.

           See Exhibit List attached hereto.

           (b)  Reports on Form 8-K.

           There were no reports filed on Form 8-K for the period ended September 30, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIRST CAPITAL BANK HOLDING CORPORATION



Date:       November 3, 2000           By:   /s/ Michael G. Sanchez
                                             -----------------------------------
                                                 Michael G. Sanchez
                                                 Chief Executive Officer

Date:       November 3, 2000            By:  /s/ Timothy S. Ayers
                                            ------------------------------------
                                                 Timothy S. Ayers
                                                 Chief Financial Officer

                                INDEX TO EXHIBITS

                                ------------------

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

3.2. Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form SB-2, File No. 333-69973).

4.1. Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form SB-2, File No. 333-69973).

10.1. Real Estate Sales Contract for the proposed site of the Company dated September 16, 1998 (incorporated by reference to
                  Exhibit 10.1 of the Registration Statement on Form SB-2, File No. 333-69973).

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

10.4. Form of Organizer Warrant Certificate (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form SB-2, File No. 333-69973).

27.1. Financial Data Schedule for the period ended September 30, 2000. (for SEC use only).