Form 10QSB
period 2001-03-31
FIRST CAPITAL BANK HOLDING CORP
filed 2001-05-14
CIK 1074560

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to

                        Commission file number 333-69973

                     First Capital Bank Holding Corporation
                -------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Florida                                      59-3532208
   (State of Incorporation)                (I.R.S. Employer Identification No.)

   1891 South 14th Street
   Fernandina Beach, Florida                                32035
   (Address of principal executive offices)               (Zip Code)

                      904-321-0400
                   (Telephone Number)


                                 Not Applicable
                          (Former name, former address
                             and former fiscal year,
                          if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES XX NO


      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000 shares of common stock, $.01 par value per share, issued and outstanding as of May 11, 2001.

      Transitional Small Business Disclosure Format (check one):  YES     NO  XX
                                                                      --      --

                     FIRST CAPITAL BANK HOLDING CORPORATION


PART I.  FINANCIAL STATEMENTS
-----------------------------

      Item 1.      Financial Statements

                   Balance Sheets at March 31, 2001(unaudited) and December 31, 2000 (audited)                  3

                   Statements of Operations and Comprehensive Income (Loss) (unaudited) for
                     the Three Months Ended March 31, 2001 and 2000                                             4

                   Statements of Cash Flows (unaudited) for the Three
                     Months Ended March 31, 2001 and 2000                                                       5

                   Notes to Consolidated Financial Statements (unaudited)                                       6

      Item 2.      Management's Discussion and Analysis of or Plan of Operation                                 8

PART II.  OTHER INFORMATION
---------------------------


      Item 1.      Legal Proceedings                                                                            10

      Item 2.      Changes in Securities and Use of Proceeds                                                    10

      Item 3.      Defaults Upon Senior Securities                                                              10

      Item 4.      Submission of Matters to a Vote of Security Holders                                          10

      Item 5.      Other Information                                                                            10

      Item 6.      Exhibits and Reports on Form 8-K                                                             10



                     First Capital Bank Holding Corporation

                                 Balance Sheets

                      March 31, 2001 and December 31, 2000
                                   (Unaudited)

                                     Assets

                                                                                         March 31,       December 31,
                                                                                           2001             2000
                                                                                           ----             ----

  Cash                                                                                 $ 2,182,128        $ 1,757,693
  Federal funds sold                                                                     5,770,878          2,988,000
  Interest bearing deposits with other banks                                                    -             250,000
                                                                                       -----------        -----------


               Total cash and cash equivalents                                           7,953,006          4,995,693

   Interest bearing deposits with other banks                                              250,000              -
   Investments available for sale                                                       14,514,216         14,024,540
   Other investments                                                                       356,200            277,000
   Loans, net                                                                           22,308,355         20,424,636
   Premises and equipment, net                                                           1,627,106          1,601,281
   Other assets                                                                            421,838            534,608
                                                                                       -----------        -----------

  Total assets                                                                          47,430,721         41,857,758
                                                                                       ===========        ===========

                      Liabilities and Stockholders' Equity

  Deposits:
       Noninterest bearing                                                               4,643,124          3,642,534
       Interest bearing                                                                 33,049,254         28,671,882
                                                                                       -----------        -----------

              Total deposits                                                            37,692,378         32,314,416

   Other liabilities                                                                        78,254             53,107
                                                                                       -----------        -----------

              Total liabilities                                                         37,770,632         32,367,523
                                                                                       -----------        -----------

   Preferred stock, par value $.01, 1,000,000 shares authorized;
         no shares issued or outstanding                                                         -                  -
   Common stock, par value $.01, 10,000,000 shares authorized;
         1,000,000 shares issued and outstanding                                            10,000             10,000
   Additional paid-in capital                                                            9,708,858          9,708,858
   Accumulated deficit                                                                   (267,880)           (330,746)
   Other comprehensive income                                                              209,111            102,123
                                                                                       -----------        -----------

              Total stockholders' equity                                                 9,660,089          9,490,235
                                                                                       -----------        -----------

  Total liabilities and stockholders' equity                                           $47,430,721        $41,857,758
                                                                                       ===========        ===========


See accompanying notes to financial statements.

                     First Capital Bank Holding Corporation

            Statements of Operations and Comprehensive Income (Loss)

               For the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)
                                                                                              2001             2000
                                                                                              ----             ----

Interest income:
    Interest and fees on loans                                                             $ 553,791         $208,669
    Interest income on federal funds sold                                                     32,413           23,342
    Interest income on investment securities                                                 301,026          188,971
    Interest income on deposits in other banks                                                 4,232            8,360
                                                                                         -----------      -----------
           Total interest income                                                             891,462          429,342
                                                                                         -----------      -----------

Interest expense:
    Interest bearing deposits                                                                329,328          126,635
    Other                                                                                     12,310              296
                                                                                         -----------      -----------
           Total interest expense                                                            341,638          126,931
                                                                                         -----------      -----------

           Net interest income                                                               549,824          302,411

Provision for loan losses                                                                     42,000           52,500
                                                                                         -----------      -----------

     Net interest income after provision
        for loan losses                                                                      507,824          249,911
                                                                                         -----------      -----------

Noninterest income
    Service charges on deposit accounts                                                       24,009            7,925
    Gain on sale of loans                                                                    104,402           44,548
    Other                                                                                      6,791            4,149
                                                                                         -----------      -----------

                  Total noninterest income                                                   135,202           56,622
                                                                                         -----------      -----------

Noninterest expenses:
    Salaries and employee benefits                                                           305,965          181,666
    Occupancy                                                                                 71,768           50,034
    Other                                                                                    170,427          104,440
                                                                                         -----------      -----------

           Total noninterest expenses                                                        548,160          336,140
                                                                                         -----------      -----------

           Net income (loss) before provision for income taxes                                94,866          (29,607)
                                                                                         -----------      -----------

Provision for income taxes                                                                    32,000                -
                                                                                         -----------      -----------


Net income (loss)                                                                        $    62,866      $   (29,607)
                                                                                         ===========      ===========

           Net income (loss) per share                                                   $       .06      $      (.03)
                                                                                         ===========      ===========

Other comprehensive income, net of tax:
    Unrealized losses arising during the period, net of taxes (benefit)
         of $106,699 and ($25,502)                                                          $209,111      $   (49,503)
                                                                                         -----------      -----------

    Comprehensive income (loss)                                                            $ 271,977      $   (79,110)
                                                                                         ===========      ===========

 Shares outstanding                                                                        1,000,000        1,000,000
                                                                                         ===========      ===========

See accompanying notes to financial statements.

                     First Capital Bank Holding Corporation

                             Statement of Cash Flows


               For the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)


                                                                                                 2001             2000
                                                                                                 ----             ----


Cash flows from operating activities:
     Net income (loss)                                                                        $  62,866         $(29,607)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
             Depreciation, amortization and accretion                                           (4,927)           23,667
             Provision for loan losses                                                           42,000           52,500
                     Gain on sale of loans                                                     (104,402)         (44,548)
             Decrease (increase) in other assets                                                 58,680         (107,755)
             Increase in other liabilities                                                       25,147           15,758
                                                                                            -----------      -----------

                  Net cash provided (used) in operating activities                               79,364          (89,985)
                                                                                            -----------      -----------

Cash flows from investing activities:
     Proceeds invested in certificates of deposits in other banks                              (250,000)               -
     Proceeds from paydowns, calls and maturities of
        securities available for sale                                                         3,720,660                -
     Purchase of other investments                                                              (79,200)               -
     Purchase of investment securities available for sale                                    (3,999,592)      (1,260,610)
     Net changes in loans                                                                    (3,013,242)      (5,303,701)
       Proceeds from sale of loans                                                            1,191,925          950,867
     Purchase of premises and equipment                                                         (70,564)          (8,332)


                  Net cash used in investing activities                                      (2,500,013)      (5,621,776)
                                                                                            -----------      -----------

Net cash provided by financing activities:
     Increase in deposits                                                                     5,377,962        9,266,668
                                                                                            -----------      -----------

Net increase in cash                                                                          2,957,313        3,554,907

Cash and cash equivalents at the beginning of the period                                      4,995,693        2,927,088
                                                                                            -----------      -----------

Cash and cash equivalents at the end of the period                                          $ 7,953,006       $6,481,995
                                                                                            ===========       ==========

Supplemental cash flow information:
     Interest paid                                                                          $   371,599       $  123,036
                                                                                            ===========       ==========



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

      The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter ended March 31, 2001 are not necessarily indicative of the results of a full year's operations.

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

                     First Capital Bank Holding Corporation

(3)      Summary of Significant Accounting Policies, continued

      Loans and Allowance for Loan Losses, continued
      Loans are stated at principal amount outstanding, net of the allowance for loan losses. Unearned interest on discounted loans is recognized as income over the term of the loans using a method which approximates a level yield. Interest on other loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.

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

      Income Taxes
      The Company accounts for deferred income taxes using the liability approach, and when this approach results in a net deferred tax asset, management evaluates the likelihood of being able to realize that asset. When management determines that some or all of the net deferred tax asset is not realizable, a valuation allowance is recorded for that amount. At March 31, 2001, the Company's only significant deferred tax attribute was its net operating loss since inception, and this deferred tax asset has been fully reserved.

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


Item 2.         Management's Discussion and Analysis or Plan of Operation

                           FORWARD-LOOKING STATEMENTS

The following is a discussion of our financial condition as of and for the period ended March 31, 2001 compared to December 31, 2000 and the results of operations for the three months ended March 31, 2001 and 2000. The discussion should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes appearing in this report.

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

Financial Condition

     As of March 31, 2001, we had total assets of $47,430,721, an increase of 13% over December 31, 2000. Significant contributors to the asset growth included increases in cash and cash equivalents of $2,957,313, or 59%, and increases in loans of $1,883,719, or 9%. The growth in these assets was funded by increased deposits. When compared to December 31, 2000, deposits for the three months ended March 31, 2001 increased $5,377,962, or 17%.

     As of March 31, 2001, the Bank's loan to deposit ratio was 59%. Our long term target for the loan to deposit ratio is 80%. The interest rates paid on interest bearing deposits and the service charge rates for deposit services are comparable to local market rates. We are making a concerted effort to develop quality loan business in the local market and to manage the deposit growth consistent with expected loan demand.

     The deposit mix at March 31, 2001 was as follows: $4,643,124 (12% of total deposits) in noninterest bearing demand deposit; $25,043,553 (67% of total deposits) in interest checking accounts; $406,138 (1% of total deposits) in savings accounts; and $7,599,563 (20% of total deposits) in time deposits. As the Bank continues to grow, we expect the deposit mix to become more heavily weighted towards the higher costing time deposits, thus increasing the average cost of funds and reducing the Bank's net interest margin.

     While the Bank continues to build its loan portfolio, excess funds are invested in short to intermediate term government and mortgage-backed securities. At March 31, 2001, all securities were classified as available for sale totaling $14,514,216. The current investment portfolio strategy is primarily to provide liquidity for funding loans and initial operating expenditures and secondarily for earnings enhancement. Accordingly, no investment securities have final maturities greater than five years and all are pledgeable to raise funding through secured borrowing or repurchase agreements.

     We had an accumulated deficit of $267,880 as of March 31, 2001. During the first three months of 2001, we had net income of $62,866. Prior to commencing operations in July 1999, the losses were a result of expenses incurred in connection with activities related to our organization.

Results of Operations

     Net interest income for the three months ended March 31, 2001 was $549,824, compared to $302,411 for the three months ended March 31, 2000. We had interest expense on interest bearing deposits of $329,328 for the three months ended March 31, 2001, as compared to $126,635 for the same period in 2000. Total interest income in the first quarter of 2001 was $891,462 compared to $429,342 in the first quarter of 2000. Interest income includes interest income and fees on loans totaling $553,791 for the three months ended March 31, 2001 and $208,669 for the same period in 2000. Interest income also includes interest income on investments of $301,026 and $188,971 for the three months ended March 31, 2001 and 2000, respectively. Interest income as a percentage of total interest income increased to 62% at March 31, 2001, as compared to 48% for the same period last year. This increase is due to our efforts to invest our funds in higher rate high quality loans instead of investment securities.

     The provision for loan losses for the three months ended was $42,000 and $52,500 for the three months ended March 31, 2001 and 2000, respectively. Because the Bank's loan portfolio is relatively new, the Bank has limited historical data about loan losses on its portfolio on which to base projections for future losses. Until more substantial evidence about potential losses is developed, we believe the Bank should establish an allowance for loan losses between 1.15% and 1.5% of total loans. At March 31, 2001, the allowance for loan losses was $300,000, compared to $258,000 at December 31, 2000, which represented 1.33% and 1.25% of total loans, respectively.

     Noninterest income for the three months ended was $135,202 and $56,622 for the three months ended March 31, 2001 and 2000, respectively. This increase consists primarily of gains on sales of Small Business Administration and mortgage loans. Total proceeds associated with these sales were $1,191,925 and $950,867, respectively.

     Noninterest expense for the three months ended was $548,160 and $336,140 for the three months ended March 31, 2001 and 2000, respectively. Salaries and benefits for the three months ended March 31, 2001 and 2000 totaled $305,965 and $181,666, respectively. The increase is primarily due to additional employees being hired to start up the wholesale mortgage division. The remainder of the expenses relate primarily to operational costs for data processing, ATM processing and advertising.

     The combination of the above factors resulted in net income for the three months ended March 31, 2001 of $62,866 as compared to a net loss of $29,607 for the same period in 2000.

     We continue to believe that the local market presents good opportunities for business development to support a growing and profitable community bank. We expect earnings from loans and investments and other banking services as well as steady deposit growth to provide sufficient liquidity for both the short and long term. The Bank intends to manage its loan growth such that deposit flows will provide funding for all loans as well as cash reserves for working capital and short to intermediate term, liquid investments.

Liquidity

     The Bank has established short-term federal funds purchase lines of credit with its correspondent banks which total $6,450,000. These lines are unsecured and are designed to provide the Bank with short-term liquidity. These lines may be revoked at any time by the correspondent banks and are available to the Bank simply as an accommodation for short-term (two weeks or less) liquidity needs. Additionally, the Bank has investments available for sale of $14,514,216, cash and cash equivalents of $7,953,006, and interest bearing deposits with other banks of $250,000 to fund operations and loan growth.

         Currently, we limit investments to highly liquid overnight investments in correspondent banks and bank-qualified securities. For the foreseeable future, the Bank will consider its investment portfolio primarily as a source for liquidity and secondarily as a source for earnings.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

           There are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 2.    Changes in Securities

           None.

Item 3.    Defaults Upon Senior Securities and Use of Proceeds

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

Item 5.    Other Information

            None.

Item 6.    Exhibits and Reports on Form 8-K

(a)      Exhibits:  None.

(b) Reports on Form 8-K -- No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                          FIRST CAPITAL BANK HOLDING CORPORATION



Date:     May 11, 2001                    By:  /s/ Michael G. Sanchez
                                          --------------------------------------
                                          Michael G. Sanchez
                                          Chief Executive Officer



Date:     May 11, 2001                    By:  /s/ Timothy S. Ayers
                                          --------------------------------------
                                          Timothy S. Ayers
                                          Chief Financial Officer