Form 10QSB
period 2001-06-30
FIRST CAPITAL BANK HOLDING CORP
filed 2001-08-13
CIK 1074560

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to

                        Commission file number 333-69973

                     First Capital Bank Holding Corporation
                -------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Florida                                         59-3532208
-----------------------------             ----------------------------------
  (State of Incorporation)                  (I.R.S. Employer Identification No.)

  1891 South 14th Street
  Fernandina Beach, Florida                              32035
-----------------------------------------       -------------------------
  (Address of principal executive offices)              (Zip Code)

                                  904-321-0400
                             ---------------------
                               (Telephone Number)


                                 Not Applicable
                                ---------------
                          (Former name, former address
                             and former fiscal year,
                          if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES XX NO
                                        --    --

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000 shares of common stock, $.01 par value per share, issued and outstanding as of July 31, 2001.

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

                     First Capital Bank Holding Corporation


                           Consolidated Balance Sheets

                                                                           June 30, 2001            December 31, 2000
                                                                           (Unaudited)                 (Audited)
                                                                            -----------                 ---------


                                     Assets

   Cash                                                                        $ 5,687,755             $ 1,757,693
   Federal funds sold                                                            2,050,885               2,988,000
   Interest bearing deposits with other banks                                            -                 250,000
                                                                             -------------            ------------

              Total cash and cash equivalents                                    7,738,640               4,995,693

   Interest bearing deposits with other banks                                      250,000                       -
   Investments available for sale                                               12,028,995              14,024,540
   Other investments                                                               356,200                 277,000
   Loans, net                                                                   26,929,688              20,424,636
   Loans available for sale                                                      7,161,669                       -
   Premises and equipment, net                                                   1,775,906               1,601,281
   Other assets                                                                    537,246                 534,608
                                                                             -------------            ------------

                                                                              $ 56,778,344             $41,857,758
                                                                             =============            ============

                      Liabilities and Stockholders' Equity

  Deposits:
       Noninterest bearing                                                     $ 7,049,989             $ 3,642,534
       Interest bearing                                                         39,985,993              28,671,882
                                                                             -------------            ------------

              Total deposits                                                    47,035,982              32,314,416

   Other liabilities                                                               107,421                  53,107
                                                                             -------------            ------------

              Total liabilities                                                 47,143,403              32,367,523
                                                                             -------------            ------------

  Preferred stock, par value $.01, 1,000,000 shares                                      -                       -
          authorized; no shares issued or outstanding
   Common stock, par value $.01, 10,000,000 shares                                  10,000                  10,000
         authorized; 1,000,000 shares issued and outstanding
   Additional paid-in capital                                                    9,708,858               9,708,858
   Accumulated deficit                                                            (246,240)               (330,746)
   Other comprehensive income                                                      162,323                 102,123
                                                                             -------------            ------------

              Total stockholders' equity                                         9,634,941               9,490,235
                                                                             -------------            ------------

                                                                              $ 56,778,344            $ 41,857,758
                                                                             =============            ============



                See accompanying notes to financial statements.

                     First Capital Bank Holding Corporation
                 Statements of Operations and Comprehensive Loss


      For the Three Months and the Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                                                     Three Months Ended                      Six Months Ended
                                                                          June 30,                               June 30,
                                                                          --------                               --------
                                                                   2001              2000                 2001               2000
                                                                   ----              ----                 ----               ----

Interest income:
    Interest and fees on loans                                  $ 616,659           308,502           $ 1,170,450         $ 517,171
    Interest income on investment securities                      279,013           216,522               584,270           405,493
    Interest income on federal funds sold                          79,347            33,473               107,528            56,815
    Interest income on deposits in other banks                      4,133            13,190                 8,366            21,550
                                                                ---------         ---------             ---------        ----------

           Total interest income                                  979,152           571,687             1,870,614         1,001,029
                                                                ---------         ---------             ---------        ----------

Interest expense:
    Interest bearing deposits                                     381,389           197,963               710,718           324,894
    Other                                                               -                 -                12,309                 -
                                                                ---------         ---------             ---------        ----------

           Total interest expense                                 381,389           197,963               723,027           324,894
                                                                ---------         ---------             ---------        ----------

Net interest income                                               597,763           373,724             1,147,587           676,135
    Provision for loan losses                                      53,000            48,500                95,000           101,000
                                                                ---------         ---------             ---------        ----------

Net interest income after provision for loan losses               544,763           325,224             1,052,587           575,135
                                                                ---------         ---------             ---------        ----------

Noninterest income:
     Service charges on deposit accounts                           31,153             7,455                55,163            19,529
     Gain on sale of loans                                        112,719            14,800               217,121            59,348
     Other                                                         96,926                 -               103,715                 -
                                                                ---------         ---------             ---------        ----------

                  Total noninterest income                        240,798            22,255               375,999            78,877
                                                                ---------         ---------             ---------        ----------

Noninterest expense:
    Salaries and employee benefits                                457,530           185,060               763,495           366,726
    Occupancy                                                     104,646            52,647               176,414           102,681
    Other                                                         176,745            91,385               347,171           195,825
                                                                ---------         ---------             ---------        ----------

           Total noninterest expense                              738,921           329,092             1,287,080           665,232
                                                                ---------         ---------             ---------        ----------

           Net earnings (loss) before provision for
           income taxes                                            46,640            18,387               141,506           (11,220)

Provision for income taxes:                                       (25,000)                -               (57,000)               -
                                                                ---------         ---------             ---------        ----------

Net income (loss):                                               $ 21,640            18,387                84,506           (11,220)
                                                                =========         =========             =========         =========

Other comprehensive loss:
    Unrealized losses arising during the period, net of
            taxes (benefit) of ($28,677), ($51,093), $36,897
            and ($81,434)                                         (46,788)          (83,363)               60,200          (132,866)
                                                                ---------         ---------             ---------        ----------

    Comprehensive (loss) income                                   (25,148)          (64,976)              144,706          (144,086)
                                                                =========         =========             =========         =========

Per Share:
                  Shares outstanding                            1,000,000         1,000,000             1,000,000         1,000,000
                                                                =========         =========             =========         =========
           Net earnings (loss) per share                          $   .02           $   .02               $   .08         $    (.01)
                                                                =========         =========             =========         =========



                 See accompanying notes to financial statements.

                     First Capital Bank Holding Corporation


                            Statements of Cash Flows

                 For the Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                                                                                     2001              2000
                                                                                                     ----              ----


Cash flows from operating activities:
     Net income (loss)                                                                      $        84,506            (11,220)
     Adjustments to reconcile net income (loss) to net cash used in
         Operating activities:
             Depreciation, amortization and accretion                                               (17,759)            49,217
             Provision for loan losses                                                               95,000            101,000
                     Gain on sale of loans                                                         (217,121)           (59,348)
             Change in other assets                                                                 (33,650)          (129,273)
             Change in other liabilities                                                             54,314             19,045
                                                                                              -------------        -----------

                  Net cash used in operating activities                                             (34,710)           (30,579)
                                                                                              -------------        -----------

Cash flows from investing activities:
     Proceeds invested in certificate deposits in other banks                                      (250,000)                 -
     Proceeds from maturities of securities                                                       6,194,141            103,924
     Purchase of investment securities available for sale                                        (3,999,591)        (2,222,727)
       Purchase of other investments                                                                (79,200)           (46,000)
     Net change in loans                                                                         (6,382,931)        (8,723,995)
     Funding of loans available for sale                                                        (17,736,502)                 -
       Proceeds from sale of loans                                                               10,574,833          1,265,230
     Purchase of premises and equipment                                                            (264,659)           (25,072)
                                                                                              -------------        -----------

                  Net cash used in investing activities                                         (11,943,909)        (9,648,640)
                                                                                              -------------        -----------

Cash flows provided by financing activities associated with an increase
     in deposits                                                                                 14,721,566         12,153,038
                                                                                              -------------        -----------

Net increase in cash                                                                              2,742,947          2,473,819

Cash and cash equivalents at the beginning of the period                                          4,995,693          2,927,088
                                                                                              -------------        -----------

Cash and cash equivalents at the end of the period                                          $     7,738,640          5,400,907
                                                                                              =============        ===========

Supplemental cash flow information:
     Interest paid                                                                          $       715,269            320,419
                                                                                              =============        ===========


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

      The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter ended June 30, 2001 are not necessarily indicative of the results of a full year's operations.

(2)   Basis of Presentation

      The consolidated financial statements include the accounts of the Company and the Bank. All intercompany accounts and transactions have been eliminated in consolidated.

      The accounting principles followed by the Company and its subsidiary, and the method of applying these principles, conform with generally accepted accounting principles (GAAP) and general practices within the banking industry. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and valuation allowances associated with the realization of deferred tax assets which are based on future taxable income.

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

      Income Taxes
      The Company accounts for deferred income taxes using the liability approach, and when this approach results in a net deferred tax asset, management evaluates the likelihood of being able to realize that asset. When management determines that some or all of the net deferred tax asset is not realizable, a valuation allowance is recorded for that amount. At June 30, 2001, the Company's significant deferred tax attribute was its net operating loss since inception, and this deferred tax asset has been fully reserved.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations For the Six Months Ended June 30, 2001 and 2000

                           FORWARD-LOOKING STATEMENTS

The following is a discussion of our financial condition as of and for the period ended June 30, 2001. The discussion should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes appearing in this report.

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

Financial Condition

     As of June 30, 2001, we had total assets of $56,778,344, an increase of 36% over December 31, 2000. Significant contributors to the asset growth included increases in cash and cash equivalents of $2,742,947 or 55%, increases in loans of $6,505,052, or 32% and increases in loans available for sale of $7,161,669 or 100%. The increase in loans was the result of ongoing loan demand in our service area. Additionally, during the second quarter of 2001, we initiated our wholesale loan operations which generated our portfolio of loan available for sale. Growth in these assets was funded by increased deposits. When compared to December 31, 2000, deposits for the six months ended June 30, 2001 increased $14,721,566, or 45%.

     As of June 30, 2001, the Bank's total loan to deposit ratio was 73%. Our long term target for portfolio loans to deposit ratio is 80%. Loans held for sale will be primarily funded through alternative sources such as Federal Home Loan Bank advances and warehouse lines of credit. The interest rates paid on interest bearing deposits and the service charge rates for deposit services are comparable to local market rates. We are making a concerted effort to develop quality loan business in the local market and to manage the deposit growth consistent with expected loan demand.

     The deposit mix at June 30, 2001 was as follows: $7,049,989 (15% of total deposits) in noninterest bearing demand deposit; $9,781,498 (21% of total deposits) in interest checking accounts; $18,663,794 (40% of total deposits) in savings accounts; and $11,540,701 (24% of total deposits) in time deposits. As the Bank continues to grow, we expect the deposit mix to become more heavily weighted towards the higher costing time deposits, thus increasing the average cost of funds and reducing the Bank's net interest margin.

     While the Bank continues to build its loan portfolio, excess funds are invested in short to intermediate term government and mortgage-backed securities. At June 30, 2001, all securities were classified as available for sale totaling $12,028,995. The current investment portfolio strategy is primarily to provide liquidity for funding loans and initial operating expenditures and secondarily for earnings enhancement. Accordingly, all investment securities are pledgeable to raise funding through public deposits, secured borrowing, or repurchase agreements.

     We had an accumulated deficit of $246,240 as of June 30, 2001. During the first six months of 2001, we had net income of $84,506. Prior to commencing operations in July 1999, the losses were a result of expenses incurred in connection with activities related to our organization.

Results of Operations

     Net income for the six months ended June 30, 2001 was $84,506 as compared to a net loss $11,220 for the same period in 2000. The improvement in our results was due to improved net interest income and increase in non-interest income generated from sale of mortgage and Small Business Administration loans.

     Net interest income for the six months ended June 30, 2001 was $1,147,587 compared to $676,135 for the six months ended June 30, 2000. We had interest expense on interest bearing deposits of $710,718 for the six months ended June, 2001, as compared to $324,894 for the same period in 2000. Total interest income in the second quarter of 2001 was $1,870,614 compared to $1,001,029 in the second quarter of 2000. Interest income includes interest income and fees on loans totaling $1,170,450 for the six months ended June 30, 2001 and $517,171 for the same period in 2000. Interest income also includes interest income on investments of $584,270 and $405,493 for the six months ended June 30, 2001 and 2000, respectively. The growth in interest income and expense is reflective of growth in interest earning assets and liabilities. Interest income on loans as a percentage of total interest income increased to 63% at June 30, 2001, as compared to 51% for the same period last year. This increase is due to our efforts to invest our funds in higher coupon, high quality loans instead of investment securities.

     For the quarters ending June 30, 2001 and 2000, respectively, net income was $21,640 and $18,387 while net interest income after provision for loan losses was $544,793 and $325,224.

     The provision for loan losses was $95,000 and $101,000 for the six months ended June 30, 2001 and 2000, respectively. Because the Bank's loan portfolio is relatively new, the Bank has limited historical data about loan losses on its portfolio on which to base projections for future losses. Until more substantial evidence about potential losses is developed, we believe the Bank should establish an allowance for loan losses between 1.15% and 1.5% of total loans. At June 30, 2001, the allowance for loan losses was $353,000, compared to $175,000 at December 31, 2000, which represented 1.28% and 1.26% of total loans, respectively.

     Noninterest income was $375,999 and $78,877 for the six months and $240,798 and $22,255 for the quarter ended June, 2001 and 2000, respectively. This increase consists primarily of gains on sales of Small Business Administration and mortgage loans. Total proceeds associated with these sales were $2,391,149 and $8,183,684, respectively.

     Non-interest expense was $1,287,081 and $665,232 for the six months and $738,921 and $329,092 for the quarter ended June 30, 2001 and 2000, respectively. Salaries and benefits for the six months ended June 30, 2001 and 2000 totaled $763,495 and $366,726, respectively. The increase is primarily due to additional employees being hired to start up the wholesale loan operation, which is a division of the bank that funds mortgage loans made by other financial institutions, such as mortgage brokers, thrifts, small banks, and credit unions and sells the loans to financial intermediaries. The remainder of the expenses relates primarily to operational costs for data processing, ATM processing and advertising.

Liquidity

     The Bank has established short-term federal funds purchase lines of credit with its correspondent banks, which total $6,450,000. These lines are unsecured and are designed to provide the Bank with short-term liquidity. These lines may be revoked at any time by the correspondent banks and are available to the Bank simply as an accommodation for short-term (two weeks or less) liquidity needs. Additionally, the Bank has investments available for sale of $12,028,995, cash and cash equivalents of $7,738,640, and interest bearing deposits with other banks of $250,000 to fund operations and loan growth.

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

           None.

Item 3.    Defaults Upon Senior Securities and Use of Proceeds

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

         There was one matter submitted to a vote of security holders during the six months ended June 30, 2001 at the Company's annual meeting of shareholders held on April 18, 2001.

1. The election of five members of the Board of Directors as Class II directors for a three year term.

            The Company's Bylaws provides that the Board of Directors shall be divided into three classes with each class to be nearly equal in number as possible. The Bylaws also provide that the three classes of directors are to have staggered terms, so that the terms of only approximately one-third of the board members will expire at each annual meeting of shareholders. The current Class I directors are Christina H. Bryan, Suellen Rodeffer Garner, Michael G. Sanchez, Harry R. Trevett, and Marshall E. Wood. The current Class II directors are Ron Anderson, C. Brett Carter, William K. Haley, M.D., Lori L. McCarroll, and David F. Miller. The current Class III directors are William J. Mock, Jr., Marlene J. Murphy, Robert L. Peters, Lawrence Piper, and Edward E. Wilson. The current terms of the Class II directors expired at the Annual Meeting. Each of the five current Class II directors was nominated for reelection and stood for election at the Annual Meeting on April 18, 2001 for a three year term. The number of votes for the election of the Class II directors was as follows: For Mr. Anderson - 690,039; for Mr. Carter - 685,439; for Dr. Haley - 689,939; for Ms. McCarroll - 699,939; and for Mr. Miller - 690,439. The number of votes which withhold authority for Mr. Anderson - 308,561; withhold authority for Mr. Carter - 308,561; withhold authority for Dr. Haley - 308,561; withhold authority for Ms. McCarroll - 298,561; and withhold authority for Mr. Miller - 308,561. The number of votes against the election of directors was as follows: against Mr. Anderson --- 1,400; against Mr. Carter - 6,000; against Dr. Haley - 1,500; against Ms. McCarroll - 1,500; and against Mr. Miller - 1,000. The terms of the Class III directors will expire at the 2002 Annual Meeting of Shareholders, and the terms of the Class I directors will expire at the 2003 Annual Meeting of Shareholders.

There were no other matters voted on by the Company's shareholders at our annual meeting held on April 18, 2001.

Item 5.    Other Information

            None.

Item 6.    Exhibits and Reports on Form 8-K

(a)      Exhibits:  See Exhibit List Attached.

(b) Reports on Form 8-K -- No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          FIRST CAPITAL BANK HOLDING CORPORATION


Date:     July 31, 2001                       By:  /s/ Michael G. Sanchez
                                                   -----------------------------
                                                       Michael G. Sanchez
                                                       Chief Executive Officer



Date:     July 31, 2001                       By:  /s/ Timothy S. Ayers
                                                   -----------------------------
                                                       Timothy S. Ayers
                                                       Chief Financial Officer

                                INDEX TO EXHIBITS
                                -----------------

Exhibit
Number            Description
-------           -----------

10.1 Employment Agreement of William J. Kelley dated January 18, 2001 with First National Bank of Nassau County.