Form 10QSB
period 2001-09-30
FIRST CAPITAL BANK HOLDING CORP
filed 2001-11-13
CIK 1074560

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

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

                                    YES XX NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000 shares of common stock, $.01 par value per share, issued and outstanding as of November 5, 2001.

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

                     First Capital Bank Holding Corporation

                           Consolidated Balance Sheets

                                                                     September 30, 2001          December 31, 2000
                                                                         (Unaudited)                 (Audited)
                                                                         -----------                 ---------
                                     Assets
   Cash                                                                       $  3,919,233            $  1,757,693
   Federal funds sold                                                            2,690,000               2,988,000
   Interest bearing deposits with other banks                                            -                 250,000
                                                                             -------------           -------------

              Total cash and cash equivalents                                    6,609,233               4,995,693

   Interest bearing deposits with other banks                                      250,000                       -
   Investments available for sale                                               11,444,903              14,024,540
   Other investments                                                               356,200                 277,000
   Loans, net                                                                   30,480,829              20,048,387
   Loans available for sale                                                     10,457,769
                                                                                                           376,249
   Premises and equipment, net                                                   1,746,279               1,601,281
   Other assets                                                                    564,892                 534,608
                                                                              ------------           -------------

                                                                              $ 61,910,105            $ 41,857,758
                                                                              ============            ============

                      Liabilities and Stockholders' Equity

  Deposits:
       Noninterest bearing                                                     $ 7,024,324             $ 3,642,534
       Interest bearing                                                         44,852,507              28,671,882
                                                                              ------------           -------------

              Total deposits                                                    51,876,831              32,314,416

   Other liabilities                                                               183,617                  53,107
                                                                              ------------           -------------

              Total liabilities                                                 52,060,448              32,367,523
                                                                              ------------           -------------

  Preferred stock, par value $.01, 1,000,000 shares                                      -                       -
          authorized; no shares issued or outstanding
   Common stock, par value $.01, 10,000,000 shares                                  10,000                  10,000
         authorized; 1,000,000 shares issued and outstanding
   Additional paid-in capital                                                    9,708,858               9,708,858
   Accumulated deficit                                                            (93,374)                (330,746)
   Other comprehensive income                                                      224,173                 102,123
                                                                              ------------           -------------

              Total stockholders' equity                                         9,849,657               9,490,235
                                                                              ------------           -------------

                                                                              $ 61,910,105            $ 41,857,758
                                                                               ===========            ============

                See accompanying notes to financial statements.

                     First Capital Bank Holding Corporation
                 Statements of Operations and Comprehensive Loss

   For the Three Months and the Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                     Three Months Ended                      Nine Months Ended
                                                                       September 30,                          September 30,
                                                                       -------------                          -------------
                                                                   2001              2000                 2001               2000
                                                                   ----              ----                 ----               ----

Interest income:
    Interest and fees on loans                                   $803,202         $ 398,625           $ 1,973,652         $ 915,796
    Interest income on investment securities                      192,614           220,701               768,517           619,063
    Interest income on federal funds sold                          24,250            60,738               140,144           117,553
    Interest income on deposits in other banks                      3,417             4,271                11,783            11,402
                                                              -----------        ----------           -----------         ---------

           Total interest income                                1,023,483           684,335             2,894,096         1,663,814
                                                              -----------        ----------           -----------         ---------
Interest expense:
    Interest bearing deposits                                     389,449           274,353             1,100,167           598,699
    Other                                                          13,336                77                25,645               625
                                                              -----------        ----------           -----------         ---------

           Total interest expense                                 402,785           274,430             1,125,812           599,324

Net interest income                                               620,698           409,905             1,768,284         1,064,490
    Provision for loan losses                                      54,000            36,000               149,000           137,000
                                                              -----------        ----------           -----------         ---------

Net interest income after provision for loan losses               566,698           373,905             1,619,284           927,490
                                                              -----------        ----------           -----------         ---------
Noninterest income:
     Service charges on deposit accounts                           29,432            17,133                84,595            38,683
     Gain on sale of loans                                        462,620            30,751               753,299            90,099
     Other                                                         15,785            36,523                45,944            56,052
                                                              -----------        ----------           -----------         ---------
                  Total noninterest income                       507,837            84,407                883,838           184,834
                                                              -----------        ----------           -----------         ---------
Noninterest expense:
    Salaries and employee benefits                                530,278           196,953             1,293,773           563,679
    Occupancy                                                     120,112            59,825               296,526           162,506
    Other                                                         213,779           113,064               560,951           308,889
                                                              -----------        ----------           -----------         ---------

        Total noninterest expense                                 864,169           369,842             2,151,250         1,035,074
                                                              -----------        ----------           -----------         ---------

       Net earnings before provision for income taxes             210,366            88,470               351,872            77,250
                                                              -----------        ----------           -----------         ---------

Provision for income taxes:                                        57,500                -                114,500                 -
                                                              -----------        ----------           -----------         ---------

Net income:                                                   $   152,866        $   88,470           $   237,372         $  77,250
                                                              ===========        ==========           ===========         =========
Other comprehensive loss:
    Unrealized losses arising during the period, net of
            taxes of ($29,779), $0, $58,765 and $0
                                                                   61,850           116,937               122,050            53,493
                                                              -----------        ----------           -----------         ---------

    Comprehensive income                                      $   214,716        $  205,407           $   359,422         $ 130,743
                                                              ===========        ==========           ===========         =========
Per Share:
                  Shares outstanding                            1,000,000         1,000,000             1,000,000         1,000,000
                                                              ===========        ==========           ===========         =========

           Net earnings per share                             $       .15        $      .09           $       .24         $     .08
                                                              ===========        ==========           ===========         =========

                 See accompanying notes to financialstatements.

                     First Capital Bank Holding Corporation


                            Statements of Cash Flows

              For the Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)
                                                                                                     2001               2000
                                                                                                     ----               ----
Cash flows from operating activities:
     Net income                                                                                    $ 237,372           $ 77,250
     Adjustments to reconcile net income to net cash used in
         Operating activities:
             Depreciation, amortization and accretion                                                 22,547             77,037
             Provision for loan losses                                                               149,000            137,000
                     Gain on sale of loans                                                          (753,299)           (90,099)
             Change in other assets                                                                  (93,158)          (150,224)
             Change in other liabilities                                                          $  130,510           $ 46,935
                                                                                                  ----------           --------

                  Net cash used in operating activities                                             (307,028)            97,899
                                                                                                  ----------           --------
Cash flows from investing activities:
     Proceeds invested in certificate deposits in other banks                                       (250,000)                 -
     Proceeds from maturities of securities                                                        7,905,741          1.005,909
     Purchase of investment securities available for sale                                         (5,006,935)        (4,915,659)
       Purchase of other investments                                                                 (79,200)           (46,000)
     Net change in loans                                                                         (10,205,193)       (12,878,048)
     Funding of loans available for sale                                                         (58,188,883)                 -
       Proceeds from sale of loans                                                                48,484,413          2,488,740
     Purchase of premises and equipment                                                             (301,790)           (83,077)
                                                                                                  ----------           --------

                  Net cash used in investing activities                                          (17,641,847)       (14,428,134)
                                                                                                  ----------           --------

Cash flows provided by financing activities associated with an increase
     in deposits                                                                                 19,562,415          17,856,725
                                                                                                 ----------           ---------

Net increase in cash                                                                              1,613,540           3,526,490

Cash and cash equivalents at the beginning of the period                                          4,995,693           2,927,088
                                                                                                ===========         ===========

Cash and cash equivalents at the end of the period                                             $  6,609,233         $ 6,453,578
                                                                                                ===========         ===========
Supplemental cash flow information:
     Interest paid                                                                             $  1,111,702         $   684,645
                                                                                                ===========         ===========

       Taxes paid                                                                              $     72,000         $         -
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

      The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter ended September 30, 2001 are not necessarily indicative of the results of a full year's operations.

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

      First Capital Bank Holding Corporation
      Notes to Financial Statements, continued

(3)      Summary of Significant Accounting Policies, continued

      Loans and Allowance for Loan Losses
      Loans are stated at principal amount outstanding, net of the allowance for loan losses. Loans available for sale are recorded at the lower of cost or market. Unearned interest on discounted loans is recognized as income over the term of the loans using a method that approximates a level yield. Interest on other loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.

      A loan is considered impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price, or at the fair value of the collateral of the loan if the loan is collateral dependent. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts that the borrower's financial condition is such that collection of interest is doubtful.

      The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance represents an amount, which, in management's judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible.

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

      Income Taxes
      The Company accounts for deferred income taxes using the liability approach, and when this approach results in a net deferred tax asset, management evaluates the likelihood of being able to realize that asset. When management determines that some or all of the net deferred tax asset is not realizable, a valuation allowance is recorded for that amount. At September 30, 2001, the Company's significant deferred tax attribute was its net operating loss since inception, and this deferred tax asset has been fully reserved.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations For the Nine Months Ended September 30, 2001 and 2000

                           FORWARD-LOOKING STATEMENTS

The following is a discussion of our financial condition as of and for the period ended September 30, 2001. The discussion should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes appearing in this report.

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

The terrorist attacks that occurred in New York City and Washington, D.C. on September 11, 2001, and the United States' subsequent response to these events have resulted in a general economic slowdown that may adversely affect our banking business. Economic slowdowns or recessions in our primary market area may be accompanied by reduced demand for credit, decreasing interest margins and declining real estate values, which may in turn result in a decrease in net earnings and an increased possibility of potential loan losses in the event of default. Any sustained period of decreased economic activity, increased delinquencies, foreclosures or losses could limit our growth and negatively affect our results of operations. We cannot predict the extent or duration of these events or their effect upon our business and operations. We will, however, closely monitor the effect of these events upon our business, and make adjustments to our business strategy as we deem necessary.

Financial Condition

     As of September 30, 2001, we had total assets of $61,910,105, an increase of 48% over December 31, 2000. Significant contributors to the asset growth included increases in cash and cash equivalents of $1,613,540, or 32%, increases in portfolio loans of $10,056,193, or 49%, and increases in mortgage loans available for sale of $10,457,769, or 100%. The increase in portfolio loans was the result of ongoing loan demand in our service area, while our wholesale loan operations, which initiated operations in May 2001, generated our portfolio of loans available for sale. The mortgage loan volume was driven by attracting new sources for loans and from the refinance market due to significant declines in mortgage rates. Increased deposits funded growth in these assets. When compared to December 31, 2000, deposits for the nine months ended September 30, 2001 increased $19,562,415, or 61%.

     As of September 30, 2001, the Bank's total loan to deposit and portfolio loan to deposit ratios were 79% and 59%, respectively. Our long-term target for portfolio loans to deposit ratio is 80%. Loans held for sale will be primarily funded through excess short term bank deposits and alternative sources such as Federal Home Loan Bank advances and warehouse lines of credit. We intend that, generally, the interest rates we pay on interest bearing deposits and the service charge rates we charge for deposit services will be comparable to other local market rates. We are making a concerted effort to develop quality loan business in the local market and to manage the deposit growth consistent with expected loan demand.

      The deposit mix at September 30, 2001 was as follows: $7,024,324 (14% of total deposits) in noninterest bearing demand deposit; $8,852,418 (17% of total deposits) in interest checking accounts; $17,359,910 (33% of total deposits) in savings accounts; and $18,640,179 ( 36% of total deposits) in time deposits. Consistent with our expectations, the deposit mix has become more heavily weighted towards higher costing time deposits. We expect this trend to continue, thus increasing the average cost of funds and reducing the Bank's net interest margin.

     While the Bank continues to build its loan portfolio, excess funds are invested in short to intermediate term government and mortgage-backed securities. At September 30, 2001, all securities were classified as available for sale, totaling $11,444,903. The current investment portfolio strategy is primarily to provide liquidity for funding loans and initial operating expenditures and secondarily for earnings enhancement. Accordingly, all investment securities are pledgeable to raise funding through public deposits, secured borrowing, or repurchase agreements.

     We had an accumulated deficit of $93,374 as of September 30, 2001. During the first nine months of 2001, we had net income of $237,372. Prior to commencing operations in July 1999, the losses were a result of expenses incurred in connection with activities related to our organization.

Results of Operations

     Net income for the nine months ended September 30, 2001 was $237,372, as compared to $77,250 for the same period in 2000. The improvement in our results was due to improved net interest income and increase in noninterest income generated from sale of mortgage and Small Business Administration loans.

     Net interest income for the nine months ended September 30, 2001 was $1,768,284, compared to $1,064,490 for the nine months ended September 30, 2000. We had interest expense on interest bearing deposits of $1,100,167 for the nine months ended September 30, 2001, as compared to $599,324 for the same period in 2000. Total interest income for the first nine months of 2001 was $2,894,096, compared to $1,663,814 for the same period in 2000. Included in interest income is interest and fees on loans totaling $1,973,652 for the nine months ended September 30, 2001 and $915,796 for the same period in 2000. Interest income also includes interest income on investments of $768,517 and $619,063 for the nine months ended September 30, 2001 and 2000, respectively. The growth in interest income and expense reflects the growth in our interest earning assets and liabilities. Interest income on loans as a percentage of total interest income increased to 68% at September 30, 2001, as compared to 55% for the same period last year. This increase is due to our efforts to invest our funds in higher coupon, high quality loans instead of investment securities.

     The Company's interest earning assets are principally floating rate while the funding sources are primarily money market and short term time deposits. This methodology of funding minimizes the effect of interest volatility in the market. This fact, in addition to an improvement in the mix of earning assets, has contributed to the improvement in net interest margin from 3.94% as of September 2000 to 4.05% as of September 2001.

     For the quarters ending September 30, 2001 and 2000, respectively, net income was $152,866 and $88,470 while net interest income after provision for loan losses was $566,698 and $373,905.

     The provision for loan losses was $149,000 and $137,000 for the nine months ended September 30, 2001 and 2000, respectively. Because the Bank's loan portfolio is relatively unseasoned, the Bank has limited historical data about loan losses on its portfolio on which to base projections for future losses. Until more substantial evidence about potential losses is developed, we believe the Bank should establish an allowance for loan losses between 1.15% and 1.5% of total portfolio loans. At September 30, 2001, the allowance for loan losses was $407,000, compared to $258,000 at December 31, 2000, which represented 1.32% and 1.27% of total portfolio loans, respectively.

     Noninterest income was $883,838 and $184,834 for the nine months and $507,837 and $84,407 for the quarter ended September 2001 and 2000, respectively. This increase consists primarily of gains on sales of mortgage and Small Business Administration loans. Total proceeds associated with these sales were $45,232,803 and $3,251,610, respectively.

     Noninterest expense was $2,151,250 and $1,035,074 for the nine months and $864,169 and $369,842 for the quarter ended September 30, 2001 and 2000, respectively. Salaries and benefits for the nine months ended September 30, 2001 and 2000 totaled $1,293,773 and $563,679, respectively. The increase is primarily due to additional employees being hired to start up the retail and wholesale mortgage operations. The remainder of the expenses relate primarily to operational costs for data processing, ATM processing and advertising.

Liquidity

     The Bank has established short-term federal funds purchase lines of credit with its correspondent banks, which total $6,450,000. These lines are unsecured and are designed to provide the Bank with short-term liquidity. These lines may be revoked at any time by the correspondent banks and are available to the Bank simply as an accommodation for short-term (two weeks or less) liquidity needs. Additionally, the Bank has investments available for sale of $11,444,903, cash and cash equivalents of $6,609,233, and interest bearing deposits with other banks of $250,000 to fund operations and loan growth.

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

           None.

Item 5.    Other Information

            None.

Item 6.    Exhibits and Reports on Form 8-K

(a)      Exhibits:  None.

(b) Reports on Form 8-K -- No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         FIRST CAPITAL BANK HOLDING CORPORATION



Date:     November 3, 2001               By:  /s/ Michael G. Sanchez
                                              ----------------------------------
                                                  Michael G. Sanchez
                                                  Chief Executive Officer



Date:     November 3, 2001               By:  /s/ Timothy S. Ayers
                                              ----------------------------------
                                                  Timothy S. Ayers
                                                  Principal Accounting and Chief
                                                     Financial Officer