Form 10KSB
period 2001-12-31
FIRST CAPITAL BANK HOLDING CORP
filed 2002-03-15
CIK 1074560

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

[X]      Annual Report under Section 13 or 15(d) of the Securities
         Exchange Act of 1934 (Fee required) For the fiscal year ended December 31, 2001

         or

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) For the transition period from ________ to ________

                          Commission file no. 000-30297

                     FIRST CAPITAL BANK HOLDING CORPORATION
                     -------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                     Florida                                     59-3532208
               -------------------                          ---------------
          (State or Other Jurisdiction                       (I.R.S. Employer
        of Incorporation or Organization)                  Identification No.)

             1891 South 14th Street
            Fernandina Beach, Florida                              32034
    -----------------------------------------                    --------
    (Address of Principal Executive Offices)                    (Zip Code)

                                 (904) 321-0400
                -----------------------------------------------
                 Issuer's Telephone Number, Including Area Code

          Securities registered pursuant to Section 12(b) of the Act: None. Securities registered pursuant to Section 12(g) of the Act: None.

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No
                                                                      --     --

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's profit for its most recent fiscal year was $586,978. As of December 31, 2001 1,000,000 shares of Common Stock were issued and outstanding.

         The aggregate market value of the Common Stock held by non-affiliates of the Company on March 1, 2002 is $7,223,282. This calculation is based upon an estimate of the fair market value of the Common Stock of $11.00 per share, which was the price of the last trade of which management is aware prior to this date. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

         Transitional Small Business Disclosure Format. (Check one):  Yes   No X
                                                                         --   --

                       DOCUMENTS INCORPORATED BY REFERENCE

           Company's 2001 Annual Report and Proxy Statement for the 2002 Annual Meeting of Shareholders.

Item 1.    Description of Business

         This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

         o significant increases in competitive pressure in the banking and financial services industries;

         o changes in the interest rate environment which could reduce anticipated or actual margins;

         o changes in political conditions or the legislative or regulatory environment;

         o general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

         o  changes occurring in business conditions and inflation;

         o  changes in technology;

         o  changes in monetary and tax policies;

         o  changes in the securities markets; and

         o other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

Employees

         As of March 1, 2002, we had 46 full-time employees and 3 part-time employee.

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

         The Bank Holding Company Act. Under the Bank Holding Company Act, our holding company is subject to periodic examination by the Federal Reserve and required to file periodic reports of its operations and any additional information that the Federal Reserve may require. Our activities at the holding company level are limited to:

         o    banking and managing or controlling banks;
         o furnishing services to or performing services for our subsidiaries; and
         o engaging in other activities that the Federal Reserve determines to be so closely related to banking and managing or controlling banks as to be a proper incident thereto.

         Investments, Control, and Activities. With certain limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

         o    acquiring substantially all the assets of any bank;
         o acquiring direct or indirect ownership or control of any voting shares of any bank if after the acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or
         o    merging or consolidating with another bank holding company.

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

         Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, nonbanking activities unless the Federal Reserve Board has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include:

         o  making or servicing loans and certain types of leases;
         o  engaging in certain insurance and discount brokerage activities;
         o  performing certain data processing services;
         o acting in certain circumstances as a fiduciary or investment or financial adviser;
         o  owning savings associations; and
         o making investments in certain corporations or projects designed primarily to promote community welfare.

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

         The Office of the Comptroller of the Currency and the FDIC regulate or monitor virtually all areas of our bank's operations, including:

         o    security devices and procedures;
         o    adequacy of capitalization and loss reserves;
         o    loans;
         o    investments;
         o    borrowings;
         o    deposits;
         o    mergers;
         o    issuances of securities;
         o    payment of dividends;
         o    interest rates payable on deposits;
         o    interest rates or fees chargeable on loans;
         o    establishment of branches;
         o    corporate reorganizations;
         o    maintenance of books and records; and
         o adequacy of staff training to carry on safe lending and deposit gathering practices.

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

         Under the FDIC Improvement Act, all insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and their state supervisor when applicable. The FDIC Improvement Act directs the FDIC to develop a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

         o  internal controls;
         o  information systems and audit systems;
         o  loan documentation;
         o  credit underwriting;
         o  interest rate risk exposure; and
         o  asset quality.

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

         Other Regulations. Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

         o the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
         o the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
         o the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
         o    the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
         o    the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
         o the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the bank also are subject to:

         o the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
         o the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

         Under the FDIC Improvement Act regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decreases, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to do some or all of the following:

         o  submit a capital restoration plan;
         o  raise additional capital;
         o  restrict their growth, deposit interest rates, and other activities;
         o  improve their management;
         o  eliminate management fees; or
         o  divest themselves of all or a part of their operations.

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

Item 5.    Market for Common Equity and Related Stockholder Matters.

         In response to this Item, the information contained on the back page of the company's Annual Report to Shareholders for the year ended December 31, 2001 is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis of Results of Operation

         In response to this Item, the information contained on pages 5 through 14 of the company's Annual Report to Shareholders for the year ended December 31, 2001 is incorporated herein by reference.

Item 7.  Financial Statements

         In response to this Item, the information contained on pages 15 through 32 of the company's Annual Report to Shareholders for the year ended December 31, 2001 is incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act


         In response to this Item, the information contained on page 11 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2002 is incorporated herein by reference.

Item 10.  Executive Compensation

         In response to this Item, the information contained on pages 6 through 8 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2002 is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         In response to this Item, the information contained on page 9 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2002 is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

         In response to this Item, the information contained on page 11 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2002 is incorporated herein by reference.

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

13                The Company's 2001 Annual Report

21                Subsidiaries of the Company

-----------------------------

(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the fourth quarter of 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FIRST CAPITAL BANK HOLDING CORPORATION


Date:   March 3, 2002                  By: /s/ Michael G. Sanchez
       -------------------                 ----------------------------------
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

Signature                                            Title                              Date
---------                                            -----                              ----

 /s/ Ron Anderson
---------------------------
Ron Anderson                                         Director                           03/03/02

/s Christina H. Bryan
---------------------------
Christina H. Bryan                                   Director                           03/03/02

/s C. Brett Carter
---------------------------
C. Brett Carter                                      Director                           03/03/02

/s/ Suellen Rodeffer Garner
----------------------------
Suellen Rodeffer Garner                              Director                           03/03/02

/s/ William K. Haley, M.D.
----------------------------
William K. Haley, M.D.                               Director                           03/03/02

/s/ Lorie L. McCarroll
----------------------------
Lorie L. McCarroll                                   Director                           03/03/02



Signature                                            Title                              Date
---------                                            -----                              ----

/s/ David F. Miller
---------------------------
David F. Miller                                      Director                           03/03/02

/s/ William J. Mock, Jr.
---------------------------
William J. Mock, Jr.                                 Director                           03/03/02


/s/ Marlene J. Murphy
---------------------------
Marlene J. Murphy                                    Director                           03/03/02

/s/ Robert L. Peters
---------------------------
Robert L. Peters                                     Director                           03/03/02

/s/ Lawrence Piper
---------------------------
Lawrence Piper                                       Director                           03/03/02

/s/ Michael G. Sanchez
---------------------------
Michael G. Sanchez                                   President, Chief                   03/03/02
                                                     Executive Officer,
                                                     and Director
/s/ Harry R. Trevett
---------------------------
Harry R. Trevett                                     Director                           03/03/02

/s/ Edward E. Wilson
---------------------------
Edward E. Wilson                                     Director                           03/03/02

/s/ Timothy S. Ayers
---------------------------
Timothy  S. Ayers                                    Chief Financial                    03/03/02
                                                     Officer of the Bank

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

13                The Company's 2001 Annual Report

21                Subsidiaries of the Company

Exhibit 13


First Capital Bank Holding Corporation 2001 Annual Report