Form 10QSB
period 2002-03-31
FIRST CAPITAL BANK HOLDING CORP
filed 2002-05-14
CIK 1074560

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to

                        Commission file number 333-69973


                     First Capital Bank Holding Corporation
                -------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Florida                            59-3532208
            -----------------------------  ------------------------------------
               (State of Incorporation)    (I.R.S. Employer Identification No.)

     1891 South 14th Street
     Fernandina Beach, Florida                                     32034
    ----------------------------------------                    ----------
     (Address of principal executive offices)                     (Zip Code)

                                  904-321-0400
                        -------------------------------
                               (Telephone Number)


                                 Not Applicable
                  --------------------------------------------
                          (Former name, former address
              and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES XX   NO
                                        --

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000 shares of common stock, $.01 par value per share, issued and outstanding as of April 30, 2002.

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


                     First Capital Bank Holding Corporation

                           Consolidated Balance Sheets

                                                                         March 31, 2002            December 31, 2001
                                                                          (Unaudited)                 (Audited)
                                                                          -----------                 ---------
                                   Assets
   Cash                                                                    $  3,459,771            $  3,109,869
   Federal funds sold                                                         3,535,935               1,346,000
   Interest bearing deposits with other banks                                         -                 250,000
                                                                         --------------           -------------

              Total cash and cash equivalents                                 6,995,706               4,705,869

   Investments available for sale                                            11,736,667              10,637,612
   Other investments                                                            685,200                 585,000
   Loans, net                                                                36,525,288              30,440,319
   Loans available for sale                                                  16,505,185              30,603,596
   Premises and equipment, net                                                1,728,966               1,743,537
   Other assets                                                                 582,180                 694,928
                                                                         --------------           -------------

                                                                         $   74,759,192           $  79,410,861
                                                                         ==============           =============

                      Liabilities and Stockholders' Equity

  Deposits:
      Non interest demand                                                $    6,831,788           $   6,792,631
      Interest bearing demand                                                 9,813,148               6,505,225
      Savings                                                                22,064,032              23,214,515
      Time                                                                   11,751,843              12,295,632
      Time over $100,000                                                      9,446,165               8,665,274
                                                                         --------------           -------------

              Total deposits                                                 59,906,976              57,473,277

  Federal Home Loan Bank advances                                             4,000,000               4,000,000
  Accrued interest payable and other liabilities                                466,465                 404,999
  Repurchase agreements                                                               -               4,000,000
  Warehouse line of credit                                                            -               3,404,659
                                                                         --------------           -------------

              Total liabilities                                              64,373,441              69,282,935
                                                                         --------------           -------------

  Preferred stock, par value $.01, 1,000,000 shares                                   -                       -
          authorized; no shares issued or outstanding
   Common stock, par value $.01, 10,000,000 shares                               10,000                  10,000
         authorized; 1,000,000 shares issued and outstanding
   Additional paid-in capital                                                 9,708,858               9,708,858
   Retained earnings                                                            542,903                 256,232
   Other comprehensive income                                                   123,990                 152,836
                                                                         --------------           -------------

              Total stockholders' equity                                     10,385,751              10,127,926
                                                                         --------------           -------------

                                                                         $   74,759,192           $  79,410,861
                                                                         ==============           =============

                 See accompanying notes to financial statements.

                     First Capital Bank Holding Corporation
                 Statements of Operations and Comprehensive Loss
               For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                      --------
                                                                               2002               2001
                                                                               ----               ----
Interest income:
    Interest and fees on loans                                             $   918,168       $   553,791
    Interest income on investment securities                                   169,030           301,026
    Interest income on federal funds sold                                       21,833            32,413
    Interest income on deposits in other banks                                   5,311             4,232
                                                                           -----------       -----------

           Total interest income                                             1,114,342           891,462
                                                                           -----------       -----------

Interest expense:
    Interest bearing deposits                                                  360,888           329,328
    FHLB borrowing                                                              40,054                 -
    Interest on borrowings                                                       3,967            12,310
                                                                           -----------       -----------

           Total interest expense                                              404,909           341,638

           Net interest income                                                 709,433           549,824

Provision for loan losses                                                       28,000            42,000
                                                                           -----------       -----------

Net interest income after provision for loan losses                            681,433           507,824

Noninterest income:
     Service charges on deposit accounts                                        37,712            24,009
     Mortgage loan and SBA related fees and income                             224,073            14,237
     Gain on sale of loans                                                     854,528            90,165
     Other                                                                       3,543             6,791
                                                                           -----------       -----------

                  Total noninterest income                                   1,119,856           135,202
                                                                           -----------       -----------

Noninterest expense:
    Salaries and employee benefits                                             885,148           305,965
    Occupancy                                                                  128,789            71,768
    Other                                                                      351,681           170,427
                                                                           -----------       -----------

           Total noninterest expense                                         1,365,618           548,160

           Net earnings before income taxes                                    435,671            94,866
                                                                           -----------       -----------

           Income taxes                                                        149,000            32,000
                                                                           -----------       -----------

           Net income                                                      $   286,671       $    62,866
                                                                           ===========       ===========

Other comprehensive loss:
    Unrealized (losses) gains arising during the period, net
            of taxes (benefit) of ($14,860) and $106,699                       (28,846)          209,111
                                                                           -----------       -----------

    Comprehensive income                                                   $   257,825       $   271,977
                                                                           ===========       ===========
Per Share:
                  Shares outstanding                                         1,000,000         1,000,000
                                                                           ===========       ===========

           Net earnings per share                                          $       .29       $       .06
                                                                           ===========       ===========


                See accompanying notes to financial statements.


                     First Capital Bank Holding Corporation

                            Statements of Cash Flows

               For the Three months ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                                             2002                2001
                                                                                             ----                ----


Cash flows from operating activities:
     Net income                                                                            $ 286,671            $ 62,866
     Adjustments to reconcile net income to net cash used in
         Operating activities:
             Depreciation, amortization and accretion                                         67,435              (4,927)
             Provision for loan losses                                                        28,000              42,000
                     Net change in loans held for sale                                    14,098,411           1,087,523
             Change in other assets                                                          149,037              58,680
             Change in other liabilities                                                      61,466              25,147
                                                                                        ------------        ------------

                  Net cash provided by operating activities                               14,691,020           1,271,289
                                                                                        ------------        ------------
Cash flows from investing activities:
     Proceeds from maturities of (invested in) certificate deposits in
         other banks                                                                                            (250,000)
     Proceeds from maturities, calls and paydowns of securities available
         for sale                                                                            821,908           3,720,660
     Purchase of investment securities available for sale                                 (1,982,188)         (3,999,592)
       Purchase of other investments                                                        (100,200)            (79,200)
     Net change in portfolio loans                                                        (6,112,969)         (3,013,242)
     Purchase of premises and equipment                                                      (56,774)            (70,564)
                                                                                        ------------        ------------

                  Net cash used in investing activities                                   (7,430,223)         (3,691,938)
                                                                                        ------------        ------------

Cash flows provided by financing activities:
     Net change in deposits                                                                2,433,699           5,377,962
     Net change in repurchase agreements                                                  (4,000,000)                  -
     Net change in warehouse line of credit                                               (3,404,659)                  -
                                                                                        ------------        ------------

                  Net cash (used) provided by financing activities                        (4,970,960)          5,377,962
                                                                                        ------------        ------------

Net increase in cash                                                                       2,289,837           2,957,313

Cash and cash equivalents at the beginning of the period                                   4,705,869           4,995,693
                                                                                        ------------        ------------

Cash and cash equivalents at the end of the period                                      $  6,995,706        $  7,953,006
                                                                                        ============        ============

Supplemental cash flow information:
     Interest paid                                                                      $    419,596        $    371,599
                                                                                        ============        ============
       Taxes paid                                                                       $     72,000        $          -
                                                                                        ============        ============


See accompanying notes to financial statements.

                     First Capital Bank Holding Corporation

                          Notes to Financial Statements
                                   (Unaudited)

Note 1 - Significant Accounting Policies

    We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2001 as filed on our annual report on Form10-KSB.

    Certain accounting policies involve significant judgments and assumptions by us, which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

    We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

    In our opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments are considered normal and recurring accruals are considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim periods.

Note 2 - Reclassification

    Certain amounts for the comparative periods of 2001 have been reclassified to conform to the 2002 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
                                  of Operations
               For the Three months ended March 31, 2002 and 2001

                           FORWARD-LOOKING STATEMENTS

The following is a discussion of our financial condition as of and for the period ended March 31, 2002 compared to December 31, 2001 and the results of operations for three months ended March 31, 2002 and 2001. The discussion should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes appearing in this report.

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

Financial Condition

     As of March 31, 2002, we had total assets of $74,759,192, a decrease of 6% over December 31, 2001. The significant contributor to the asset decline was a decrease in loans held for sale of $14,098,411, or 46%. However significant growth included increases in cash and cash equivalents of $2,289,837, or 49%, increases in net portfolio loans of $6,084,969, or 20%, and increases in investments available for sale of $1,099,055, or 10%. Mortgage loan volume remained consistent with the fourth quarter of 2001, however, the decrease in loans held for sale was the result of increased efficiencies in funding mortgage loans. The increase in portfolio loans was the result of ongoing loan demand in our service area. Increased deposits and decreases in loans held for sale funded growth in portfolio loans. When compared to December 31, 2001, deposits for the three months ended March 31, 2002 increased $2,433,699, or 4%. Short-term borrowings of $7,404,659 were paid off with cash flows from loans held for sale.

     As of March 31, 2002, and December 31, 2001, the Bank's total loan to deposit and portfolio loan to deposit ratios were 61% and 53%, respectively. Our long-term target for portfolio loans to deposit ratio is 80%. Loans held for sale will be primarily funded through excess short term bank deposits and alternative sources such as Federal Home Loan Bank advances and warehouse lines of credit. We are making a concerted effort to develop quality loan business in the local market and to manage the deposit growth consistent with expected loan demand.

      The deposit mix at March 31, 2002 was as follows: $6,831,788 (11% of total deposits) in noninterest bearing demand deposit; $9,813,148 (16% of total deposits) in interest checking accounts; $22,064,032 (37% of total deposits) in savings accounts; and $21,198,008 (36% of total deposits) in time deposits. Consistent with our expectations, the deposit mix has become more heavily weighted towards higher costing time deposits. We expect this trend to continue, thus increasing the average cost of funds and potentially reducing the Bank's net interest margin.

      While the Bank continues to build its loan portfolio, excess funds are invested in short to intermediate term government and mortgage-backed securities. At March 31, 2002, all securities were classified as available for sale, totaling $11,736,667. The current investment portfolio strategy is primarily to provide liquidity for funding loans and initial operating expenditures and secondarily for earnings enhancement. Accordingly, all investment securities are pledgeable to raise funding through public deposits, secured borrowing, or repurchase agreements.

     At March 31, 2002, retained earnings totaled $542,903 including $286,671 net earnings for the three months ended March 31, 2002.

Results of Operations

     Net income for the three months ended March 31, 2002 was $286,671, as compared to $62,866 for the same period in 2001. The improvement in our results was due to improved net interest income and an increase in noninterest income generated from the sale of mortgages and Small Business Administration loans.

Net Interest Income

     Net interest income for the three months ended March 31, 2002 was $709,433, compared to $549,824 for the three months ended March 31, 2001. Total interest income for the first three months of 2002 was $1,114,342, compared to $891,462 for the same period in 2001. Included in interest income is interest and fees on loans totaling $918,168 for the three months ended March 31, 2002 and $553,791 for the same period in 2001. Interest income also includes interest income on investments of $169,030 and $301,026 for the three months ended March 31, 2002 and 2001, respectively. We had interest expense on interest bearing deposits of $360,888 for the three months ended March 31, 2002, as compared to $329,328 for the same period in 2001. The growth in interest income and expense reflects the growth in our interest earning assets and liabilities. Interest income on loans as a percentage of total interest income increased to 82% at March 31, 2002, as compared to 62% for the same period last year. This increase is due to our efforts to invest our funds in higher coupon, high quality loans instead of investment securities.

      Our interest earning assets are principally floating rate while the funding sources are primarily money market and short term time deposits. This methodology of funding minimizes the effect of interest volatility in the market. The net interest margin as of March 31, 2002 and 2001 was 4.17% and 5.59%, respectively. The decrease in net margin was due to the precipitous decline in rates during 2001. Interest sensitive liabilities reached an economic floor as the market would not allow further reductions in rate, however, assets continued to reprice.

     The following table details the relationship between interest income and expense and the average balances of interest earning assets and interest bearing liabilities for the three months ended March 31, 2002 and 2001.

                                                      2002                                         2001
                                   -----------------------------------------------------------------------------------------
                                                    Interest                                     Interest
                                      Average        Income/                       Average        Income
                                     Balances        Expense      Rate/Yield      Balances       Expense       Rate/Yield
                                    ----------     ----------    ------------    ----------     ---------     -------------

Loans                                $50,489,891        918,168          7.38%    $22,465,711        553,791         10.00%
Federal funds sold and
   deposits with banks                 6,304,305         26,734          1.72%      2,442,852         36,645          6.08%
Investments                           11,300,253        169,440          6.08%     14,711,134        301,026          8.30%
                                    ------------     ----------      --------     -----------      ---------        ------

     Interest earning assets          68,094,449      1,114,342          6.64%     39,619,697        891,462          9.13%
                                    ------------     ----------      --------     -----------      ---------        ------

Interest bearing deposits             50,366,316        360,888          2.91%     28,862,083        329,328          4.63%
FHLB borrowings                        4,431,028         40,054          3.67%              -              -              -
Other borrowings                         772,888          3,967          2.08%        902,111         12,310          5.53%
                                    ------------     ----------      --------     -----------      ---------        ------

     Interest bearing liabilities     55,570,232        404,909          2.96%     29,764,194        341,638          4.66%
                                    ------------     ----------      --------     -----------      ---------        ------

Net interest income                                 $   709,433                                     $549,824
                                                     ==========                                    =========
Net interest spread                                                      3.68%                                        4.47%
                                                                     ========                                       ======
Net interest margin                                                      4.17%                                        5.55%
                                                                     ========                                       ======


Provision for Loan Losses

     The provision for loan losses was $28,000 and $42,000 for the three months ended March 31, 2002 and 2001, respectively. Management's judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality, and review of specific problem loans. In determining the adequacy of the allowance for loan losses, management uses a loan grading system that rates loans in different categories. Certain grades representing criticized or classified loans are assigned allocations of loss based on management's estimate of potential loss that is generally based on historical losses and/or collateral deficiencies. Other loans are graded by type and allocated loss ranges based on management's perceived inherent loss for the loan type. The combination of these results are compared monthly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses. Management uses an independent third party loan reviewer to challenge and corroborate the loan grading system and provide additional analysis in determining the adequacy of the allowance for loan losses and the future provisions for estimated loans.

     At March 31, 2002, the allowance for loan losses was $445,000, compared to $417,000 at December 31, 2001, which represented 1.20% and 1.35% of outstanding portfolio loans, respectively. Management believes that the allowance for loan losses is adequate, based on internal reviews and external reviews of the quality of the loan portfolio and bank peer group data. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different than those of management.

Noninterest Income and Expense

     Noninterest income was $1,119,856 and $135,202 for the quarter ended March 31, 2002 and 2001, respectively. This increase consists primarily of gains on sales of mortgage and Small Business Administration loans. Mortgage volume continued its momentum from the latter half of 2001 as rates, although up from their lows, still provide refinancing opportunities. Mortgage operations commenced in July 2001.

     Noninterest expense was $1,365,618 and $548,160 for the quarter ended March 31, 2002 and 2001, respectively. Salaries and benefits for the three months ended March 31, 2002 and 2001 totaled $885,148 and $305,965, respectively. The increase is primarily due to additional employees hired at our wholesale mortgage operations. The remainder of the increases in noninterest expense related primarily to operational costs for data processing, ATM processing and advertising.

Segment Information

     The Company operated two business segments: community banking and mortgage banking. These segments are primarily identified by the products or services offered and the channels through which they are offered. The community banking segment consists of the Company's full-service bank that offers customers traditional banking products and services through various delivery channels. The mortgage banking segment consists of mortgage brokerage facilities that originate, acquire, and sell mortgage products. Information as of March 31, 2002, for each of the segments is included below:

                                     Community       Mortgage
                                      Banking        Banking       Parent       Eliminations        Total
                                    ----------      --------     --------     --------------      --------
Net interest income               $   562,121        132,600         14,712               -          709,433
Provision for loan losses             (28,000)             -              -               -          (28,000)
                                   ----------     ----------      ---------      ----------       ----------

Net interest income after provision
     for loan losses                  534,121        132,600         14,712               -          681,433

Noninterest income                    257,871        861,985              -               -        1,119,856
Noninterest expense                   530,954        782,710         51,954               -        1,365,618
                                   ----------     ----------      ---------      ----------       ----------

Income (loss) before income taxes     261,038        211,875        (37,242)              -          435,671
Income tax expense (benefit)           89,000         72,000        (12,000)              -          149,000
                                   ----------     ----------      ---------      ----------       ----------

Net income (loss)                 $   172,038        139,875        (25,242)              -          286,671
                                   ==========     ==========      =========      ==========       ==========

Average assets                    $55,960,152     16,813,709     72,773,902     (72,773,863)      72,773,902
                                   ==========     ==========     ==========      ==========       ==========


Liquidity

     The Bank has established short-term federal funds purchase lines of credit with its correspondent banks, which total $6,450,000. These lines are unsecured and are designed to provide the Bank with short-term liquidity. These lines may be revoked at any time by the correspondent banks and are available to the Bank simply as an accommodation for short-term (two weeks or less) liquidity needs. The Bank also has a warehouse line of credit with the Federal Home Loan Bank in the amount of $15,000,000 that is used specifically to provide funding for mortgage loans held for sale. Additionally, the Bank has cash and cash equivalents of $6,995,706 and investments available for sale of $11,736,667 to fund operations and loan growth.

     Currently, we limit investments to highly liquid overnight investments in correspondent banks and bank-qualified securities. For the foreseeable future, the Bank will consider its investment portfolio primarily as a source for liquidity and secondarily as a source for earnings.

Off Balance Sheet Risk

     Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2002, we had issued commitments to extend credit of $11.89 million through various types of commercial lending arrangements, of which $1.86 million was at fixed rates and $10.03 million was at variable rates. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

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

           None.

Item 5.    Other Information

            None.

Item 6.    Exhibits and Reports on Form 8-K

(a)      Exhibits:  None.
(b) Reports on Form 8-K -- No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               FIRST CAPITAL BANK HOLDING CORPORATION



                                By:  /s/ Michael G. Sanchez
Date:  May 10, 2002             ---------------------------------------
                                Michael G. Sanchez
                                Chief Executive Officer



                                By:  /s/ Timothy S. Ayers
Date:  May 10, 2002           ---------------------------------------
                                Timothy S. Ayers
                                Principal Accounting and Chief
                                  Financial Officer