Form 10QSB
period 2002-06-30
FIRST CAPITAL BANK HOLDING CORP
filed 2002-08-14
CIK 1074560

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to

                        Commission file number 333-69973

                     First Capital Bank Holding Corporation
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

       Florida                                          59-3532208
-------------------------                  -------------------------------------
 (State of Incorporation)                   (I.R.S. Employer Identification No.)

 1891 South 14th Street
 Fernandina Beach, Florida                               32034
-----------------------------------------  -------------------------------------
 (Address of principal executive offices)             (Zip Code)

                                  904-321-0400
                             -----------------------
                               (Telephone Number)


                                 Not Applicable
                          ----------------------------
                          (Former name, former address
                             and former fiscal year,
                          if changed since last report)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000 shares of common stock, $.01 par value per share, issued and outstanding as of July 31, 2002.

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

                     First Capital Bank Holding Corporation

                           Consolidated Balance Sheets
                                                                        June 30, 2002            December 31, 2001
                                                                         (Unaudited)                 (Audited)
                                                                         -----------                 ---------
                                     Assets
   Cash                                                                   $  4,683,556            $  3,109,869
   Federal funds sold                                                          453,000               1,346,000
   Interest bearing deposits with other banks                                        -                 250,000
                                                                          ------------            ------------

              Total cash and cash equivalents                                5,136,556               4,705,869

   Investments available for sale                                           11,420,081              10,637,612
   Other investments                                                           930,300                 585,000
   Loans, net                                                               43,545,976              30,440,319
   Loans available for sale                                                 30,403,227              30,603,596
   Premises and equipment, net                                               1,656,921               1,743,537
   Other assets                                                                879,727                 694,928
                                                                          ------------            ------------
                                                                          $ 93,972,788            $ 79,410,861
                                                                          ============            ============

                      Liabilities and Stockholders' Equity

  Deposits:
      Non interest demand                                                 $  9,064,580            $  6,792,631
      Interest bearing demand                                                9,191,480               6,505,225
      Savings                                                               23,603,190              23,214,515
      Time                                                                  12,109,749              12,295,632
      Time over $100,000                                                     9,377,108               8,665,274
                                                                          ------------            ------------
                                                                          $ 63,346,107            $ 57,473,277
              Total deposits

   Repurchase agreements                                                     5,000,000               4,000,000
   Federal Home Loan Bank Advances                                           4,000,000               4,000,000
   Warehouse line of credit                                                 10,405,020               3,404,659
   Accrued interest payable and other liabilities                              385,988                 404,999
                                                                          ------------            ------------
                                                                          $ 83,137,115            $ 69,282,935
              Total liabilities


  Preferred stock, par value $.01, 1,000,000 shares                                  -                       -
          authorized; no shares issued or outstanding
   Common stock, par value $.01, 10,000,000 shares                              10,000                  10,000
         authorized; 1,000,000 shares issued and outstanding
   Additional paid-in capital                                                9,708,858               9,708,858
   Retained earnings                                                           863,213                 256,232
   Other comprehensive income                                                  253,602                 152,836
                                                                          ------------            ------------
              Total stockholders' equity                                  $ 10,835,673            $ 10,127,926
                                                                          ------------            ------------
                                                                          $ 93,972,788            $ 79,410,861
                                                                          ============            ============
See accompanying notes to financial statements.

                     First Capital Bank Holding Corporation
            Statements of Operations and Comprehensive Income (Loss)

For the Three Months and the Six Months Ended June 30, 2002 and 2001 (Unaudited)

                                                                     Three Months Ended                      Six Months Ended
                                                                          June 30,                               June 30,
                                                                          --------                               --------
                                                                   2002              2001                 2002              2001
                                                                   ----              ----                 ----              ----
Interest income:
    Interest and fees on loans                               $  1,076,485           $ 616,659           $ 1,994,653       $1,170,450
    Interest income on investment securities                      175,216             279,013               344,246          584,270
    Interest income on federal funds sold                          20,762              79,347                42,595          107,528
    Interest income on deposits in other banks                      2,221               4,133                 7,532            8,366
                                                             ------------            --------             ---------       ----------
           Total interest income                                1,274,684             979,152              2,389,026       1,870,614
                                                             ------------            --------             ---------       ----------
Interest expense:
    Interest bearing deposits                                     348,747             381,389               709,635          710,718
    Interest on FHLB borrowings                                     5,571                   -                86,709                -
    Interest on other borrowings                                   46,655                   -                 9,538           12,309
                                                             ------------            --------             ---------       ----------

           Total interest expense                                 400,973             381,389               805,382          723,027

Net interest income                                               873,711             597,763             1,583,144        1,147,587
    Provision for loan losses                                      87,000              53,000               115,000           95,000
                                                             ------------            --------             ---------       ----------
Net interest income after provision for loan losses               786,711             544,763             1,468,144        1,052,587
                                                             ------------            --------             ---------       ----------

Noninterest income:
     Service charges on deposit accounts                           38,669              31,153                76,381           55,163
     Mortgage and SBA related fees and income                     279,238              87,685               503,311           87,684
     Gain on sales of loans                                       670,499             112,719             1,525,027          217,121
     Other                                                          5,152               9,241                 8,695           16,031
                                                             ------------            --------             ---------       ----------
            Total noninterest income                              993,558             240,798             2,113,414          375,999

Noninterest expense:
    Salaries and employee benefits                                813,214             457,530             1,698,362          763,495
    Occupancy                                                     132,114             104,646               260,903          176,414
    Other                                                         351,631             176,745               703,312          347,171
                                                             ------------            --------             ---------       ----------

       Total noninterest expense                                1,296,958             738,921             2,662,577        1,287,000
                                                             ------------            --------             ---------       ----------

       Net earnings before provision for income taxes             483,311              46,640               918,981          141,506
                                                             ------------            --------             ---------       ----------

Provision for income taxes:                                       163,000              25,000               312,000           57,000
                                                             ------------            --------           -----------       ----------
Net income:                                                  $    320,311       $      21,640           $   606,981      $    84,506
                                                             ============            ========           ===========       ==========
Other comprehensive income (loss):
    Unrealized gain (losses) arising during the period, net
            taxes of                                              129,612            (46,788)               100,766           60,200
                                                             ------------            --------           -----------       ----------
    Comprehensive income                                     $    449,923        $   (25,148)           $   707,748       $  144,706
                                                             ============            ========           ===========       ==========
Earnings Per Share:
                  Basic                                      $        .32        $       .02            $       .61       $      .08
                                                             ============        ===========            ===========       ==========
                  Diluted                                    $        .31        $       .02            $       .59       $      .08
                                                             ============        ===========            ===========       ==========

                See accompanying notes to financial statements.


                     First Capital Bank Holding Corporation

                            Statements of Cash Flows

                 For the Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                                                     2002               2001
                                                                                                     ----               ----


Cash flows from operating activities:
     Net income                                                                                 $    606,981        $    84,506
     Adjustments to reconcile net income to net cash:
         Operating activities:
             Depreciation, amortization and accretion                                                115,754            (17,759)
             Provision for loan losses                                                               115,000             95,000
             Net change in loans held for sale                                                       200,369         (7,378,790)
             Change in other assets                                                                 (215,279)           (33,650)
             Change in other liabilities                                                        $    (19,011)       $    54,314
                                                                                                ------------        -----------

                  Net cash provided by (used) in operating activities                                803,814         (7,196,379)
                                                                                                ------------        -----------

Cash flows from investing activities:
     Proceeds of (invested in) certificate deposits in other banks                                   250,000           (250,000)
     Proceeds from maturities, calls, and paydowns of securities                                   2,351,551          6,194,141
     Purchase of investment securities available for sale                                         (2,992,501)        (3,999,591)
     Purchase of other investments                                                                  (345,300)           (79,200)
     Net change in portfolio loans                                                               (13,220,657)        (6,382,931)
     Purchase of premises and equipment                                                              (39,411)          (264,659)
                                                                                                ------------        -----------

                  Net cash used in investing activities                                          (13,996,318)        (4,782,240)
                                                                                                ------------        -----------

Cash flows provided by financing activities
     Net change in deposits                                                                        5,872,830         14,721,566
     Net change in repurchase agreements                                                           1,000,000                  -
     Net change in warehouse line of credit                                                        7,000,361                  -
                                                                                                ------------        -----------
                  Net cash provided by financing activities                                       13,873,191         14,721,566

Net increase in cash                                                                                 680,687          2,742,947

Cash and cash equivalents at the beginning of the period                                           4,455,869          4,995,693
                                                                                                ============        ===========

Cash and cash equivalents at the end of the period                                              $  5,136,556         $7,738,640
                                                                                                ============        ===========

Supplemental cash flow information:
     Interest paid                                                                              $    815,217         $  715,269
       Taxes paid                                                                               ============        ===========
                                                                                                $    495,000         $        -
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

                     First Capital Bank Holding Corporation

                          Notes to Financial Statements
                                   (Unaudited)
Note 1 - Significant Accounting Policies

    We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2001 as filed on our annual report on Form 10-KSB.

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

Note 3 - Earnings per share

     Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares. Reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the period ended June 30, 2002 are as follows:

                                                                          For the six months ended June 30, 2002
                                                                          --------------------------------------
                                                                                                             Earnings
                                                                        Net Earnings        Common Shares    Per share
                                                                        ------------        -------------    ---------
    Basic earnings per share                                               $ 606,981            1,000,000       $ 0.61
    Effect of dilutive securities - Stock Options                                 --               30,469       $ 0.02
                                                                           ---------            ---------       ------
    Diluted earnings per share                                             $ 606,981            1,030,469       $ 0.59
                                                                           =========            =========       ======

                                                                           For the Quarter ended June 30, 2002
                                                                                                             Earnings
                                                                        Net Earnings        Common Shares    Per share
                                                                        ------------        -------------    ---------

    Basic earnings per share                                               $ 320,311            1,000,000       $ 0.32
    Effect of dilutive securities - Stock Options                                 --               50,080       $ 0.01
                                                                          ----------            ---------       ------
    Diluted earnings per share                                             $ 320,311            1,050,080       $ 0.31
                                                                          ==========            =========       ======

At June 30, 2001, we had no dilutive need to calculate common stock equivalents.


Note 4 - Subsequent event

     On July 19, 2002, the Bank acquired an office building on property adjacent to our location in Fernandina Beach, Florida to be used to accommodate the Bank's personnel growth. The purchase price of the land and building was approximately $525,000.

Item 2. Management's Discussion and Analysis or Results of Operation For the Six Months Ended June 30, 2002 and 2001

                           FORWARD-LOOKING STATEMENTS

     The following is our discussion and analysis of certain significant factors that have affected our financial position and operating results and those of our subsidiary, First Capital Bank Holding Corporation, during the periods included in the accompanying financial statements. This commentary should be read in conjunction with the financial statements and the related notes and the other statistical information included in this report.

     This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," "may," and "intend," as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

    o    the effects of future economic conditions;
    o governmental monetary and fiscal policies, as well as legislative and regulatory changes;
    o changes in interest rates and their effect on the level and composition of deposits, loan demand, and the values of loan collateral, securities and other interest-sensitive assets and liabilities;
    o    our ability to control costs, expenses, and loan delinquency rates; and
    o the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet.


Financial Condition
-------------------

     As of June 30, 2002, we had total assets of $93,972,788, an increase of 18% over December 31, 2002. The significant contributor to the asset growth was increases in net portfolio loans of $13,105,657, or 43%. The increase in portfolio loans was the result of ongoing loan demand in our service area and participations in loans with other community banks. Production of mortgage loans available for sale continued to be strong in our wholesale loan operations. Diversifying and attracting new sources for loans, and a continuation of low mortgage rates drove the mortgage loan volume. Increased deposits, repurchase agreements, and borrowings from the FHLB warehouse line funded the growth in these assets. When compared to December 31, 2001, deposits for the six months ended June 30, 2002 increased $5,872,830, or 10%, repurchase agreements increased $1,000,000, or 25%, and warehouse line advances increased $7,000,361, or 206%. Repurchase agreements and warehouse line advances are short term borrowings and fluctuate according to loan demand.

     As of June 30, 2002, our portfolio loan to deposit and total loan to deposit ratios were 70% and 118%, respectively. The long-term target for portfolio loans to deposit ratio is 80%. Loans held for sale will be primarily funded through excess short term bank deposits and alternative sources such as Federal Home Loan Bank advances and warehouse lines of credit. We are making a concerted effort to develop quality loan business in the local market and to manage the deposit growth consistent with expected loan demand.

      The deposit mix at June 30, 2002 was as follows: $9,064,580 (14% of total deposits) in noninterest bearing demand deposit; $9,191,480 (15% of total deposits) in interest checking accounts; $23,603,190 (37% of total deposits) in savings accounts; and $21,486,857 (34% of total deposits) in time deposits. Consistent with our expectations, the deposit mix has become more heavily weighted towards higher costing time deposits. We expect this trend to continue, thus increasing the average cost of funds and reducing the Bank's net interest margin.

     While we continue to build the loan portfolio, excess funds are invested in short to intermediate term government and mortgage-backed securities. At June 30, 2002, all securities were classified as available for sale, totaling $11,420,081. The current investment portfolio strategy is primarily to provide liquidity for funding loans and initial operating expenditures and secondarily for earnings enhancement. Accordingly, all investment securities are pledgeable to raise funding through public deposits, secured borrowing, or repurchase agreements.

     At June 30, 2002 retained earnings totaled $863,213, including $606,981 net earnings for the six months.

Results of Operations
---------------------

     Net income for the six months ended June 30, 2002 was $606,981, as compared to $84,506 for the same period in 2001. The improvement in our results was due to improved net interest income and increases in noninterest income generated from the sale of mortgage and Small Business Administration loans. We expect income trends for 2002 to continue to grow through the third quarter due to high mortgage loan volume caused by the current low interest rate environment. However, we expect these income trends to drop back to a pace more consistent with the first half of 2002 as mortgage loan volume returns to a more normal pattern later this year. Our income could decrease in this area if mortgage volumes decrease significantly following a significant increase in interest rates.


Net interest Income
-------------------

     Net interest income for the six months ended June 30, 2002 was $1,583,144, compared to $1,147,587 for the six months ended June 30, 2001. Total interest income for the first six months of 2002 was $2,389,026, compared to $1,870,614 for the same period in 2001. Included in interest income is interest and fees on loans totaling $1,994,653 for the six months ended June 30, 2002 and $1,170,450 for the same period in 2001. Interest income also includes interest income on investments of $344,246 and $584,270 for the six months ended June 30, 2002 and 2001, respectively. We incurred interest expense on interest bearing deposits of $709,635 for the six months ended June 30, 2002, as compared to $710,718 for the same period in 2001. Additionally we had $86,709 of interest expense from FHLB term and warehouse advances for the six months ended June 30, 2002. The growth in interest income and expense reflects the growth in our interest earning assets and liabilities. Interest income on loans as a percentage of total interest income increased to 84% at June 30, 2002, as compared to 63% for the same period last year. This increase is due to our efforts to invest the majority of our funds in higher coupon, high quality loans.

     Our earning assets are principally floating rate while the funding sources are primarily money market and short term time deposits. This methodology of funding minimizes the effect of interest volatility in the market. The net interest margins as of June 30, 2002 and 2001 were 4.46% and 5.28%, respectively. The decrease in margins was due to the precipitous decline in rates during 2001. Our net interest margin has improved from 4.17% as of March 31, 2002. The improvement is a result of short term certificates of deposit with terms of one year or less renewing at lower yields and investing a greater portion of earning assets in loan products.

     The following table details the relationship between interest income and expense and the average balances of interest earning assets and interest bearing liabilities for the three months ended June 30, 2002 and 2001.

                                                      2002                                         2001
                                   ------------------------------------------------------------------------------------
                                                     Interest                                     Interest
                                      Average        Income/                       Average        Income
                                      Balances       Expense      Rate/Yield       Balances       Expense     Rate/Yield
                                   -----------     -----------   -----------      ---------       ---------   ----------
Loans                                $54,312,107      1,994,653          7.41%    $24,761,058      1,170,450          9.53%
Federal funds sold and
   deposits with banks                 5,755,818         50,127          1.72%      4,979,142        115,893          4.69%
Investments                           11,537,848        344,246          6.02%     14,084,779        584,270          8.37%
                                     -----------     ----------          -----    -----------     ----------          -----
     Interest earning assets          71,605,773      2,389,026          6.73%     43,824,979      1,870,614          8.61%
                                     -----------     ----------          -----    -----------     ----------          -----

Interest bearing deposits             52,420,026        706,245          2.72%     35,030,189        710,718          4.09%
FHLB borrowings                        5,111,667         86,709          3.42%              -              -              -
Other borrowings                       1,208,127         12,928          2.16%        448,564         12,309          5.53%
                                     -----------     ----------          -----    -----------     ----------          -----
     Interest bearing liabilities     58,739,820        805,882          2.77%     35,478,753        723,027          4.11%
                                     -----------     ----------          -----    -----------     ----------          -----
Net interest income                                  $1,583,144                                   $1,147,587
                                                     ==========                                   ==========
Net interest spread                                                      3.96%                                        4.50%
                                                                         =====                                        =====
Net interest margin                                                      4.46%                                        5.28%
                                                                         =====                                        =====

     For the quarters ending June 30, 2002 and 2001, respectively, net income was $320,311 and $21,640 while net interest income after provision for loan losses was $786,711 and $544,763.

Provision for Loan Losses
-------------------------

     The provision for loan losses was $115,000 and $95,000 for the six months ended June 30, 2002 and 2001, respectively. Our judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality, and review of specific problem loans. In determining the adequacy of the allowance for loan losses, management uses a loan grading system that rates loans in different categories. Certain grades representing criticized or classified loans are assigned allocations of loss based on management's estimate of potential loss that is generally based on historical losses and/or collateral deficiencies. Other loans are graded by type and allocated loss ranges based on management's perceived inherent loss for the loan type. The combination of these results are compared monthly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses. We use an independent third party loan reviewer to challenge and corroborate the loan grading system and provide additional analysis in determining the adequacy of the allowance for loan losses and the future provisions for estimated loans.

     At June 30, 2002, the allowance for loan losses was $532,000, compared to $417,000 at December 31, 2001, which represented 1.21% and 1.35% of outstanding portfolio loans, respectively. We do not reserve for loans held for sale and believe that the allowance for loan losses is adequate, based on internal reviews and external reviews of the quality of the loan portfolio and bank peer group data. While we do use available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different than those of management.

Noninterest Income and Expense
------------------------------

     Noninterest income was $2,113,414 and $375,999 for the six months and $993,558 and $240,798 for the quarter ended June 30, 2002 and 2001, respectively. This increase consists primarily of gains on sales of mortgages and Small Business Administration loans. We have added an additional SBA lender to our staff to capitalize on our current momentum in that department and continue to capture additional business in our market area. Mortgage volume continued its momentum from the latter half of 2001 and first quarter 2002 as rates still provided refinancing and home purchase loan opportunities. Mortgage customers continued to take advantage of the current dip in interest rates, and we expect a continued high level of mortgage loan volume and revenues through the third quarter of 2002. We anticipate volume to return to a more consistent level later this year. Mortgage volume could decrease significantly with a significant increase in interest rates. The Bank commenced mortgage operations in July 2001.

     Noninterest expense was $2,662,577 and $1,287,080 for the six months and $1,296,958 and $738,921 for the quarter ended June 30, 2002 and 2001, respectively. Salaries and benefits for the six months ended June 30, 2002 and 2001 totaled $1,698,362 and $763,495, respectively. The increase is primarily due to additional employees hired at our wholesale mortgage operations. The remainder of the increases in noninterest expense related primarily to operational costs for data processing, ATM processing and advertising.

Segment Information
-------------------

     Our company operates two business segments: community banking and mortgage banking. These segments are primarily identified by the products or services offered and the channels through which they are offered. The community banking segment consists of the Company's full-service bank that offers customers traditional banking products and services through various delivery channels. The mortgage banking segment consists of mortgage brokerage facilities that originate, acquire, and sell mortgage products. Information as of June 30, 2002, for each of the segments is included below:

                                                  Community       Mortgage
                                                  Banking         Banking           Parent        Eliminations     Total
                                                  ----------      --------          ------        ------------     -----
Net interest income                              $ 1,267,729        285,763         29,652                 -      1,583,144
Provision for loan losses                           (115,000)             -              -                 -       (115,000)
                                                 ------------    ----------       --------       -----------     ----------

Net interest income after provision
     for loan losses                               1,152,729        285,763         29,652                 -      1,468,144

Noninterest income                                   535,874      1,577,540              -                 -      2,113,414
Noninterest expense                                1,272,038      1,303,756         86,783                        2,662,577
                                                 -----------     ----------       --------       -----------     ----------

Income (loss) before income taxes                    416,565        559,547        (57,131)                -        918,981
Income tax expense (benefit)                         145,000        186,000        (19,000)                -        312,000
                                                 -----------     ----------       --------       -----------     ----------
Net income (loss)                                    271,565        373,547        (38,131)                -        606,981
                                                 ===========     ==========     ==========       ===========     ==========

Average assets                                    59,095,895     17,193,942     76,289,887       (76,289,837)    76,289,887
                                                 ===========     ==========     ==========       ===========     ==========

Liquidity and Capital
---------------------

     The Bank has established short-term federal funds purchase lines of credit with its correspondent banks, which total $6,700,000. These lines are unsecured and are designed to provide the Bank with short-term liquidity. These lines may be revoked at any time by the correspondent banks and are available to the Bank simply as an accommodation for short-term (two weeks or less) liquidity needs. The Bank also has a warehouse line of credit with the Federal Home Loan Bank in the amount of $15,000,000 that is used specifically to provide funding for mortgage loans held for sale. Additionally, the Bank has cash and cash equivalents of $5,136,556 and investments available for sale of $11,420,081 to fund operations and loan growth.

     Currently, we limit investments to highly liquid overnight investments in correspondent banks and bank-qualified securities. For the foreseeable future, the Bank will consider its investment portfolio primarily as a source for liquidity and secondarily as a source for earnings.

     At June 30, 2002 the Bank was deemed to be well capitalized based on regulatory capital standards.

Off Balance Sheet Risk
----------------------

     Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2002, we had issued commitments to extend credit of $12.03 million through various types of commercial lending arrangements, of which $2.47 million was at fixed rates and $9.56 million was at variable rates. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

           There are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 2.    Changes in Securities

           None.

Item 3.    Defaults Upon Senior Securities and Use of Proceeds

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           There was one matter submitted to a vote of security holders during the three months ended June 30, 2002 at the company's annual meeting of shareholders held on April 17, 2002.

           The election of five members of the board of directors as Class III directors for a three-year term.

           Our bylaws provide that the board of directors shall be divided into three classes with each class to be nearly equal in number as possible. The bylaws also provide that the three classes of directors are to have staggered terms, so that the terms of only approximately one-third of the board members will expire at each annual meeting of shareholders. The current Class I directors are Christina H. Bryan, Suellen Rodeffer Garner, Michael G. Sanchez, Harry R. Trevett, and Marshall E. Wood. The current Class II directors are Ron Anderson, C. Brett Carter, Dr. William K. Haley, Lorie L. McCarroll, and David F. Miller. The current Class III directors are William J. Mock, Marlene
           J. Murphy, Robert L. Peters, Lawrence Piper, and Edward E. Wilson. The terms of the Class III directors expired at the annual meeting. Each of the five current Class III directors was nominated for re-election and stood for election at the annual meeting on April 17, 2002 for a three-year term. The number of votes for the election of the Class III directors was as follows: For Mr. Mock - 660,040 votes; for Mrs. Murphy - 660,040 votes; for Mr. Peters - 654,340 votes; for Mr. Piper - 659,890 votes; and for Mr. Wilson - 660,040 votes. The number of votes, which withheld authority for Mr. Mock - 0; withheld authority for Mrs. Murphy - 0; withheld authority for Mr. Peters - 0; withheld authority for Mr. Piper - 0; and withheld authority for Mr. Wilson - 0. The number of votes against the election of directors was as follows: against Mr. Mock - 0; against Mrs. Murphy - 0; against Mr. Peters - 5,700; against Mr. Piper - 150; and against Mr. Wilson -
           0. The terms of the Class I directors will expire at the 2003 annual meeting of shareholders.

           There were no other matters voted on by the company's shareholders at our annual meeting held on April 17, 2002.

Item 5.    Other Information

           Marlene J. Murphy resigned on April 17, 2002 as a director of our subsidiary bank, First National Bank of Nassau County, but she remains a director of First Capital Bank Holding Corporation.

Item 6.    Exhibits and Reports

           (a) Exhibits: None.

           (b) Reports on Form 8-K -- No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                  FIRST CAPITAL BANK HOLDING CORPORATION



Date:  August 9, 2002             By:  /s/ Michael G. Sanchez
     ------------------------        ------------------------------------
                                     Michael G. Sanchez
                                     Chief Executive Officer



Date:  August 9, 2002             By:  /s/ Timothy S. Ayers
     ------------------------        ------------------------------------
                                     Timothy S. Ayers
                                     Principal Accounting and Chief Financial
                                     Officer