Form 10QSB
period 2002-09-30
FIRST CAPITAL BANK HOLDING CORP
filed 2002-11-12
CIK 1074560

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from            to
                                             ----------    ----------

                        Commission file number 333-69973

                     First Capital Bank Holding Corporation
                -------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Florida                                       59-3532208
          -------                                       ----------
   (State of Incorporation)                (I.R.S. Employer Identification No.)

   1891 South 14th Street
   Fernandina Beach, Florida                                   32034
   -------------------------                                   -----
   (Address of principal executive offices)                  (Zip Code)

                                  904-321-0400
                                  ------------
                               (Telephone Number)


                                 Not Applicable
                                 --------------
                          (Former name, former address
                             and former fiscal year,
                          if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES XX   NO
                                       ----    ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000 shares of common stock, $.01 par value per share, issued and outstanding as of November 6, 2002.

    Transitional Small Business Disclosure Format (check one):  YES     NO  XX
                                                                   ----    ----

                     FIRST CAPITAL BANK HOLDING CORPORATION

                          PART I. FINANCIAL INFORMATION

      Item 1.      Financial Statements

                   The financial statements of First Capital Bank Holding Corporation (the "Company") are set forth in the following pages.


                     First Capital Bank Holding Corporation

                           Consolidated Balance Sheets

                                                                     September 30, 2002          December 31, 2001
                                                                         (Unaudited)                 (Audited)
                                                                         -----------                 ---------



                                                      Assets
   Cash                                                                  $  4,351,005                  3,109,869
   Federal funds sold                                                          14,000                  1,346,000
   Interest bearing deposits with other banks                                 247,349                    250,000
                                                                           ----------                 ----------

              Total cash and cash equivalents                               4,612,354                  4,705,869

   Investments available for sale                                          10,791,250                 10,637,612
   Other investments                                                        1,039,900                    585,000
   Loans, net                                                              46,729,195                 30,440,319
   Loans available for sale                                                30,886,972                 30,603,596
   Premises and equipment, net                                              2,127,513                  1,743,537
   Other assets                                                               542,074                    694,928
                                                                           ----------                 ----------

                                                                         $96,729,258                  79,410,861

                                        Liabilities and Stockholders' Equity

  Deposits:
      Non interest demand                                                $  7,777,918                  6,792,631
      Interest bearing demand                                               9,112,205                  6,505,225
      Savings                                                              22,427,666                 23,214,515
      Time                                                                 18,271,076                 12,295,632
      Time over $100,000                                                   15,855,580                  8,665,274
                                                                           ----------                 ----------

              Total deposits                                               73,444,445                 57,473,277

   Repurchase agreements                                                      153,000                  4,000,000
   Federal Home Loan Bank Advances                                          4,000,000                  4,000,000
   Warehouse line of credit                                                 7,021,945                  3,404,659
   Accrued interest payable and other liabilities                             710,279                    404,999
                                                                           ----------                 ----------

              Total liabilities                                            85,329,669                 69,282,935
                                                                           ----------                 ----------

  Preferred stock, par value $.01, 1,000,000 shares
          authorized; no shares issued or outstanding                               -                          -
   Common stock, par value $.01, 10,000,000 shares                             10,000                     10,000
         authorized; 1,000,000 shares issued and outstanding
   Additional paid-in capital                                               9,708,858                  9,708,858
   Retained earnings                                                        1,430,569                    256,232
   Other comprehensive income                                                 250,162                    152,836
                                                                           ----------                 ----------

              Total stockholders' equity                                   11,399,589                 10,127,926
                                                                           ----------                 ----------

                                                                         $ 96,729,258                 79,410,861
                                                                           ==========                 ==========




See accompanying notes to financial statements.



                     First Capital Bank Holding Corporation
           Consolidated Statements of Income and Comprehensive Income

   For the Three Months and the Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                                    Three Months Ended                       Nine Months Ended
                                                                      September 30,                           September 30,
                                                                      -------------                           -------------
                                                                  2002               2001                 2002               2001
                                                                  ----               ----                 ----               ----
Interest income:
    Interest and fees on loans                                $ 1,323,425             803,202           3,318,078         1,973,652
    Interest income on investment securities                      154,126             192,614             498,372           768,517
    Interest income on federal funds sold                           6,794              24,250              49,389           140,144
    Interest income on deposits in other banks                      4,891               3,417              12,423            11,783
                                                              -----------           ---------           ---------         ---------

         Total interest income                                  1,489,236           1,023,483           3,878,262         2,894,096
                                                              -----------           ---------           ---------         ---------

Interest expense:
    Interest bearing deposits                                     411,059             389,449           1,120,694         1,100,167
    Interest on FHLB borrowings                                    23,356                   -             151,302                 -
    Interest on other borrowings                                   64,593              13,336              32,894            25,645
                                                              -----------           ---------           ---------         ---------

         Total interest expense                                   499,008             402,785           1,304,890         1,125,812

         Net interest income                                      990,228             620,698           2,573,372         1,768,284
Provision for loan losses                                         116,000              54,000             231,000           149,000
                                                              -----------           ---------           ---------         ---------

Net interest income after provision for loan losses               874,228             566,698           2,342,372         1,619,284
                                                              -----------           ---------           ---------         ---------

Noninterest income:
     Service charges on deposit accounts                           51,322              29,432             127,703            84,595
     Mortgage and SBA related fees and income                     308,286              98,173             811,597           172,574
     Gain on sales of loans                                     1,285,980             373,385           2,811,007           603,789
     Gain on sales of securities                                   61,752                   -              61,752                 -
     Other                                                          9,616               6,847              18,311            22,880
                                                              -----------           ---------           ---------         ---------

         Total noninterest income                               1,716,956             507,837           3,830,370           883,838
                                                              -----------           ---------           ---------         ---------

Noninterest expense:
    Salaries and employee benefits                              1,154,584             530,278           2,852,946         1,293,773
    Occupancy                                                     142,838             120,112             403,741           296,526
    Other                                                         433,407             213,779           1,136,718           560,951
                                                              -----------           ---------           ---------         ---------

         Total noninterest expense                              1,730,829             864,169           4,393,405         2,151,250
                                                              -----------           ---------           ---------         ---------

         Net income before provision for income taxes             860,355             210,366           1,779,337           351,872
                                                              -----------           ---------           ---------         ---------

Income taxes:                                                     293,000              57,500             605,000           114,500
                                                              -----------           ---------           ---------         ---------

         Net income:                                          $   567,355             152,866           1,174,337           237,372
                                                              ===========           =========           =========         =========
Other comprehensive loss:
    Unrealized losses arising during the period, net of
            taxes of                                              129,612              61,850              97,326           122,050
                                                              -----------           ---------           ---------         ---------

    Comprehensive income                                      $   449,923             214,716           1,271,662           359,422
                                                              ===========           =========           =========         =========

Per Share:
           Basic earnings per share                         $         .57                 .15                1.17               .24
                                                              ===========           =========           =========         =========
           Diluted earnings per share                       $         .53                 .15                1.13               .24
                                                              ===========           =========           =========         =========

See accompanying notes to financial statements.


                     First Capital Bank Holding Corporation

                      Consolidated Statements of Cash Flows

              For the Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                                                                     2002               2001
                                                                                                     ----               ----

Cash flows from operating activities:
     Net income                                                                                $  1,174,337            237,372
     Adjustments to reconcile net income to net cash
        Provided by (used in) operating activities:
             Depreciation, amortization and accretion                                               176,084             22,547
             Provision for loan losses                                                              231,000            149,000
             Net change in loans held for sale                                                     (283,376)       (10,457,769)
             Change in other assets                                                                 124,147            (93,158)
             Change in other liabilities                                                            305,280            130,510
                                                                                               ------------        -----------


                  Net cash provided by (used in) operating activities                             1,727,472        (10,011,498)
                                                                                               ------------        -----------

Cash flows from investing activities:
     Proceeds from (invested in) certificate deposits in other banks                                      -           (250,000)
     Proceeds from maturities, calls, and paydowns of securities                                  4,928,982           7,905,741
     Purchase of investment securities available for sale                                        (4,942,019)         (5,006,935)
     Purchase of other investments                                                                 (454,900)            (79,200)
     Net change in portfolio loans                                                              (16,519,876)        (10,205,193)
     Purchase of premises and equipment                                                            (574,628)           (301,790)
                                                                                               ------------        -----------

                  Net cash used in investing activities                                         (17,562,441)        (7,937,377)
                                                                                               ------------        -----------

Cash flows provided by financing activities
     Net change in deposits                                                                      15,971,168         19,562,415
     Net change in repurchase agreements                                                         (3,847,000)                 -
     Net change in warehouse line of credit                                                       3,617,286                  -
                                                                                               ------------        -----------

                  Net cash provided by financing activities                                      15,741,454         19,562,415

Net increase (decrease)                                                                             (93,515)         1,613,540

Cash and cash equivalents at the beginning of the period                                          4,705,869          4,995,693
                                                                                               ------------        -----------

Cash and cash equivalents at the end of the period                                             $  4,612,354          6,609,233
                                                                                               ============        ===========

Supplemental cash flow information:
     Interest paid                                                                             $  1,296,117          1,111,702
                                                                                               ============        ===========
       Taxes paid                                                                              $    717,000             72,000
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

Note 3 - Earnings per share

     Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares. Reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the period ended September 30, 2002 are as follows:

                                                           For the nine months ended September 30, 2002
                                                           --------------------------------------------
                                                                                              Earnings
                                                           Net Earnings     Common Shares     Per share
                                                           ------------     -------------     ---------

    Basic earnings per share                               $  1,174,367         1,000,000          1.17
    Effect of dilutive securities - Stock Options                     -            43,691          (.04)
                                                           ------------         ---------          ----

    Diluted earnings per share                             $  1,174,367         1,043,691          1.13
                                                           ============         =========          ====

                                                           For the nine months ended  September 30, 2001
                                                           ---------------------------------------------
                                                                                              Earnings
                                                           Net Earnings     Common Shares     Per share
                                                           ------------     -------------     ---------
    Basic earnings per share                               $    237,372         1,000,000           .24
    Effect of dilutive securities - Stock Options                   -                 -             -
                                                             ------------         ---------          ----


    Diluted earnings per share                             $    237,372          1,000,000          .24
                                                           ============          =========         ====

At September 30, 2001, the Company had no dilutive common stock equivalents.

                     First Capital Bank Holding Corporation

                    Notes to Financial Statements, continued
                                   (Unaudited)

Note 3 - Earnings per share, continued

                                                           For the three months ended September 30, 2002
                                                           ---------------------------------------------
                                                                                              Earnings
                                                           Net Earnings     Common Shares     Per share
                                                           ------------     -------------     --------

    Basic earnings per share                               $    567,355         1,000,000          .57
    Effect of dilutive securities - Stock Options                     -            70,136         (.04)
                                                           ------------         ---------         ----


    Diluted earnings per share                             $    567,355         1,070,136          .53
                                                           ============         =========         ====


                                                           For the three months ended September 30, 2001
                                                           ---------------------------------------------
                                                                                              Earnings
                                                           Net Earnings     Common Shares     Per share
                                                           ------------     -------------     --------

    Basic earnings per share                               $    152,866         1,000,000          .15
    Effect of dilutive securities - Stock Options                     -                 -            -
                                                           ------------         ---------         ----


    Diluted earnings per share                             $    152,866         1,000,000          .15
                                                           ============         =========         ====



Note 4- Fixed Asset Purchases

     On July 19, 2002, the Company acquired an office building on adjacent property to the main office location in Fernandina Beach, Florida. The purchase price of the land and building was approximately $525,000.

Item 2.         Management's Discussion and Analysis of Financial Condition and
                                  Results of Operations


                           FORWARD-LOOKING STATEMENTS
                           --------------------------

The following is our discussion and analysis of certain significant factors that have affected our financial position and operating results and those of our subsidiary, First National Bank of Nassau County, during the periods included in the accompanying financial statements. This commentary should be read in conjunction with the financial statements and the related notes and the other statistical information included in this report.

This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," "may," and "intend," as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

    o    the effects of future economic conditions;
    o governmental monetary and fiscal policies, as well as legislative and regulatory changes;
    o changes in interest rates and their effect on the level and composition of deposits, loan demand, the values of loan collateral, securities and other interest-sensitive assets and liabilities, and the demand for mortgage products;
    o    our ability to control costs, expenses, and loan delinquency rates; and
    o the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet.


Financial Condition
-------------------

As of September 30, 2002, we had total assets of $96,729,258, an increase of 22% over December 31, 2002. The significant contributor to the asset growth was increases in net portfolio loans of $16,288,876, or 54%. The increase in portfolio loans was the result of ongoing loan demand in our service area and participations in loans with other community banks. Production of mortgage loans available for sale continued to be strong in our wholesale loan operations. Diversifying and attracting new sources for loans and a continuation of low mortgage rates drove the mortgage loan volume. Increased deposits and borrowings from the FHLB warehouse line principally funded the growth in these assets. When compared to December 31, 2001, deposits for the nine months ended September 30, 2002 increased $15,971,168, or 28%, repurchase agreements decreased $3,847,000, or 96%, and warehouse line advances increased $3,617,286, or 106%. Repurchase agreements and warehouse line advances are short term borrowings and fluctuate according to loan demand.

As of September 30, 2002, our portfolio loan to deposit and total loan to deposit ratios were 65% and 107%, respectively. Our long-term target for portfolio loans to deposit ratio is 80%. Loans held for sale will be primarily funded through excess short term bank deposits and alternative sources such as Federal Home Loan Bank advances and warehouse lines of credit. We are making a concerted effort to develop quality loan business in the local market and to manage the deposit growth consistent with expected loan demand.

      The deposit mix at September 30, 2002 was as follows: $7,777,918 (11% of total deposits) in noninterest bearing demand deposit; $9,112,205 (12% of total deposits) in interest checking accounts; $22,427,666 (31% of total deposits) in savings accounts; and $34,126,656 (46% of total deposits) in time deposits. Consistent with our expectations, the deposit mix has become more heavily weighted towards higher costing time deposits. We expect this trend to continue, thus increasing the average cost of funds and potentially reducing the Bank's net interest margin.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Financial Condition, continued
------------------------------

While we continue to build the loan portfolio, excess funds are invested in short to intermediate term government and mortgage-backed securities. At September 30, 2002, all securities were classified as available for sale, totaling $10,791,250. The current investment portfolio strategy is primarily to provide liquidity for funding loans and initial operating expenditures and secondarily for earnings enhancement. Accordingly, all investment securities are pledgeable to raise funding through public deposits, secured borrowing, or repurchase agreements.

During the third quarter, the Company purchased an office building and land adjacent to the Bank's main office. The office space will be used to house the Bank's operations and to meet the needs of the Company's future growth. The purchase price was approximately $525,000.

Results of Operations
---------------------

Net income for the nine months ended September 30, 2002 was $1,174,337, as compared to $237,372 for the same period in 2001. The improvement in our results was due to improved net interest income and significant increases in noninterest income generated from sale of mortgage and Small Business Administration loans. Partially as a result of historically low interest rates, our mortgage banking division has experienced rapid growth over the past year as new mortgages have been made and existing mortgages have been refinanced. Based on information currently available to us, we expect our income trends for 2002 to stabilize through the fourth quarter as mortgage loan volume decreases to a more normal pattern. Our income could decrease in this area if mortgage volumes decreased significantly following a significant increase in interest rates.

Net Interest Income
-------------------

Net interest income for the nine months ended September 30, 2002 was $2,573,372, compared to $1,768,284 for the nine months ended September 30, 2001. Total interest income for the first nine months of 2002 was $3,878,262, compared to $2,894,096 for the same period in 2001. Included in interest income is interest and fees on loans totaling $3,318,078 for the nine months ended September 30, 2002 and $1,973,652 for the same period in 2001. Interest income also includes interest income on investments of $498,372 and $768,517 for the nine months ended September 30, 2002 and 2001, respectively. We incurred interest expense on interest bearing deposits of $1,120,694 for the nine months ended September 30, 2002, as compared to $1,100,167 for the same period in 2001. Additionally we had $151,302 of interest expense from FHLB term and warehouse advances for the nine months ended September 30,2002. The growth in interest income and expense reflects the growth in our interest earning assets and liabilities. Interest income on loans as a percentage of total interest income increased to 86% at September 30, 2002, as compared to 68% for the same period last year. This increase is due to our efforts to invest the majority of our funds in higher coupon, quality loans as opposed to federal funds and government securities.

Our earning assets are principally floating rate while the funding sources are primarily money market and short term time deposits. This methodology of funding minimizes the effect of interest volatility in the market. The net interest margins as of September 30, 2002 and 2001 were 4.44% and 4.99%, respectively. The decrease in margins was due to the precipitous decline in rates during 2001 and the Company's interest sensitive assets repricing more quickly than its interest sensitive liabilities. Our net interest margin remained consistent with second quarter results of 4.46% and improved from 4.17% as of March 31, 2002. The improvement is a result of short term certificates of deposit with terms of one year or less renewing at lower yields and investing a greater portion of earning assets in loan products.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Net interest Income, continued

     The following table details the relationship between interest income and expense and the average balances of interest earning assets and interest bearing liabilities for the nine months ended September 30, 2002 and 2001.


                                                      2002                                         2001
                                   --------------------------------------------------------------------------------------
                                                    Interest                                     Interest
                                      Average        Income/                       Average        Income
                                     Balances        Expense      Rate/Yield      Balances        Expense     Rate/Yield
                                     --------       --------      ----------      --------       --------     ----------

Loans and loans
   available-for-sale                $61,363,484      3,318,078          7.23%   $29,554,574      1,973,652        8.93%
Federal funds sold and
   deposits with banks                 4,528,605         61,812          1.82%     4,295,883        151,927        4.73%
Investments                           11,472,021        498,372          5.81%    13,406,230        768,517        7.66%
                                     -----------    -----------   ------------    ----------     ----------        -----

     Interest earning assets          77,364,110      3,878,262          6.70%    47,256,686      2,894,096        8.19%
                                     -----------    -----------   ------------    ----------     ----------        -----

Interest bearing deposits             55,203,799      1,120,694          2.71%    35,146,353      1,100,167        4.17%
FHLB borrowings                        6,098,241        151,302          3.32%             -              -           -
Other borrowings                       2,150,661         32,894          2.04%       800,516         25,645        4.28%
                                     -----------    -----------   ------------    ----------     ----------        -----

     Interest bearing liabilities     63,452,701      1,304,890          2.75%    35,946,870      1,125,812        4.18%
                                     -----------    -----------   ------------    ----------     ----------        -----

Net interest income                                 $ 2,573,372                                  $1,768,284
                                                    ===========                                  ==========
Net interest spread                                                      3.95%                                     4.01%
                                                                         =====                                     =====
Net interest margin                                                      4.44%                                     4.99%
                                                                         =====                                     =====


     For the quarters ending September 30, 2002 and 2001, respectively, net income was $567,355 and $152,866 while net interest income after provision for loan losses was $874,228 and $566,698.

Provision for Loan Losses
-------------------------

     The provision for loan losses was $231,000 and $149,000 for the nine months ended September 30, 2002 and 2001, respectively. Our judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality, and review of specific problem loans. In determining the adequacy of the allowance for loan losses, management uses a loan grading system that rates loans in different categories. Certain grades representing criticized or classified loans are assigned allocations of loss based on management's estimate of potential loss that is generally based on historical losses and/or collateral deficiencies. Other loans are graded by type and allocated loss ranges based on management's perceived inherent loss for the loan type. The combination of these results are compared monthly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses. We use an independent third party loan reviewer to challenge and corroborate the loan grading system and provide additional analysis in determining the adequacy of the allowance for loan losses and the future provisions for estimated loans.

     At September 30, 2002, the allowance for loan losses was $648,000, compared to $417,000 at December 31, 2001, which represented 1.37% and 1.35% of outstanding portfolio loans, respectively. We believe that the allowance for loan losses is adequate, based on internal reviews and external reviews of the quality of the loan portfolio and bank peer group data. While we do use available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different than those of management.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Noninterest Income and Expense
------------------------------

     Noninterest income was $3,830,370 and $883,838 for the nine months and $1,716,956 and $507,837 for the quarter ended September 30, 2002 and 2001, respectively. This increase consists primarily of gains on sales of mortgages and Small Business Administration loans. Mortgage volume growth continued its momentum from the latter half of 2001 and first two quarters of 2002 as rates, although up from their lows, still provide home purchase and refinancing opportunities. Mortgage customers continued to take advantage of the current dip in interest rates, and we expect a continued high level of mortgage loan volume and revenues through the fourth quarter of 2002. We anticipate volume to return to a more consistent level in the first quarter of 2003. Mortgage volume, and thus our noninterest income, could decrease significantly with a significant increase in interest rates. The Company's mortgage operations commenced in July 2001.

     Noninterest expense was $4,393,405 and $2,151,250 for the nine months and $1,730,829 and $864,169 for the quarter ended September 30, 2002 and 2001, respectively. Salaries and benefits for the nine months ended September 30, 2002 and 2001 totaled $2,852,946 and $1,293,773 respectively. The increase is primarily due to additional employees hired at our wholesale mortgage operations and commissions paid related to mortgage production. The remainder of the increases in noninterest expense related primarily to operational costs for data processing, ATM processing and advertising.

Segment Information
-------------------

     Our company operates two business segments: community banking and mortgage banking. These segments are primarily identified by the products or services offered and the channels through which they are offered. The community banking segment consists of the Company's full-service bank that offers customers traditional banking products and services through various delivery channels. The mortgage-banking segment consists of mortgage brokerage facilities that originate, acquire, and sell mortgage products. Information for the nine months ended September 30, 2002, for each of the segments is included below:

                                                  Community       Mortgage
                                                   Banking        Banking         Parent       Eliminations        Total
                                                  ---------       --------        ------       ------------        -----

Net interest income                               $  2,051,883       476,911          44,578             -          2,573,372
Provision for loan losses                             (231,000)            -               -             -           (231,000)
                                                  ------------    ----------       ---------   -----------         ----------
Net interest income after provision
     for loan losses                                 1,820,883       476,911          44,578             -          2,342,372
                                                  ------------    ----------       ---------   -----------         ----------

Noninterest income                                     812,868     3,017,502               -             -          3,830,370
Noninterest expense                                  1,993,545     2,304,217          95,644             -          4,393,405
                                                  ------------    ----------       ---------   -----------         ----------

Income (loss) before income taxes                      640,206     1,190,196         (51,066)            -          1,779,337
Income tax expense (benefit)                           228,000       394,000         (17,000)            -            605,000
                                                  ------------    ----------       ---------   -----------         ----------

Net income (loss)                                 $    412,206       796,196         (34,066)            -          1,174,337
                                                  ============    ==========       =========   ===========         ==========

Average assets                                    $ 60,987,078    21,180,303      82,167,381   (82,167,381)        82,167,381
                                                  ============    ==========       =========   ===========         ==========

Liquidity and Capital
---------------------

     The Bank has established short-term federal funds purchase lines of credit with its correspondent banks, which total $6,700,000. These lines are unsecured and are designed to provide the Bank with short-term liquidity. These lines may be revoked at any time by the correspondent banks and are available to the Bank simply as an accommodation for short-term (two weeks or less) liquidity needs. The Bank also has a warehouse line of credit with the Federal Home Loan Bank in the amount of $15,000,000 that is used specifically to provide funding for mortgage loans held for sale. Additionally, the Bank has cash and cash equivalents of $4,612,354 and investments available for sale of $10,791,250 to fund operations and loan growth.

     Currently, we limit investments to highly liquid overnight investments in correspondent banks and bank-qualified securities. For the foreseeable future, the Bank will consider its investment portfolio primarily as a source for liquidity and secondarily as a source for earnings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


Liquidity and Capital, continued
--------------------------------

                                                Amount               %
                                                ------               -

Total capital (to risk weighted assets)         $11,399,589        16.82

Tier I capital (to risk weighted assets)        $11,149,127        16.46

Tier I capital (to average assets)              $11,149,127        11.89



Off Balance Sheet Risk
----------------------

     Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2002, we had issued commitments to extend credit of $12.5 million through various types of commercial lending arrangements, of which $1.6 million was at fixed rates and $10.9 million was at variable rates. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Item 3. Controls and Procedures

         Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

         In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits:  None.
           (b)    Reports on Form 8-K:


           The following reports were filed on Form 8-K during the third quarter ended September 30, 2002.

           99.1 The Company filed a Form 8-K on August 9, 2002 to disclose that the Chief Executive Officer, Michael G. Sanchez, and the Chief Financial Officer, Timothy S. Ayers, each furnished to the SEC the certification required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            FIRST CAPITAL BANK HOLDING COMPANY
                            ----------------------------------
                            (Registrant)


Date:  November 11, 2002     By: /s/ Michael G. Sanchez
                               -----------------------------------------
                               Michael G. Sanchez
                               President and Chief Executive Officer


                            By: /s/ Timothy S. Ayers
                               -----------------------------------------
                               Timothy S. Ayers
                               Principal Accounting and Chief Financial Officer

                    Certification of Chief Executive Officer

I, Michael G Sanchez, certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Capital Bank Holding Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                  Date: November 11, 2002

                                   /s/ Michael G. Sanchez
                                  ---------------------------------
                                  Michael G Sanchez
                                  President and Chief Executive Officer

                    Certification of Chief Financial Officer

I, Timothy S. Ayers, certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Capital Bank Holding Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                               Date: November 11, 2002

                                /s/ Timothy S. Ayers
                               -------------------------------------
                               Timothy S. Ayers
                               Principal Accounting and Chief Financial Officer