Form 10KSB
period 2002-12-31
FIRST CAPITAL BANK HOLDING CORP
filed 2003-03-31
CIK 1074560

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

X Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2002

         or

         Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
------
               For the transition period from ________ to ________

                          Commission file no. 000-30297

                     FIRST CAPITAL BANK HOLDING CORPORATION
                     -----------------------------------------
                 (Name of Small Business Issuer in Its Charter)

            Florida                                       59-3532208
       ----------------                                 ---------------
(State or Other Jurisdiction                           (I.R.S. Employer
of Incorporation or Organization)                      Identification No.)

          1891 South 14th Street
     Fernandina Beach, Florida                               32034
-----------------------------------------                  ---------
(Address of Principal Executive Offices)                   (Zip Code)

                                 (904) 321-0400
                                ----------------
                 Issuer's Telephone Number, Including Area Code

        Securities registered pursuant to Section 12(b) of the Act: None. Securities registered pursuant to Section 12(g) of the Act: None.

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

         The issuer's revenues (total interest income plus noninterest income) for its most recent fiscal year was $11,390,258.

         The aggregate market value of the Common Stock held by non-affiliates of the Company on March 25, 2003 was $ 9,132,227. This calculation is based upon an estimate of the fair market value of the Common Stock of $13.75 per share, which was the price of the last trade of which management is aware prior to this date. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

Transitional Small Business Disclosure Format.  (Check one): Yes       No   X
                                                                ------    -----

                       DOCUMENTS INCORPORATED BY REFERENCE

                     Company's 2002 Annual Report - Part III
                 Proxy Statement for the 2003 Annual Meeting of
                             Shareholders - Part II.

Item 1.    Description of Business
           -----------------------
         This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

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

        o        changes in technology;

        o        changes in monetary and tax policies;

        o        the level of allowance for loan loss;

        o        the rate of delinquencies and amounts of charge-offs;

        o        the rates of loan growth;

        o adverse changes in asset quality and resulting credit risk-related losses and expenses;

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

         Through First National Bank, we engage in a commercial banking business from our main office located at 1891 South 14th Street, in the City of Fernandina Beach, Florida (Nassau County). First National Bank is a full service commercial bank without trust powers. First National Bank offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, certificates of deposit, commercial loans, real estate loans, home equity loans, and consumer/installment loans. In addition, First National Bank provides such consumer services as U.S. Savings Bonds, travelers checks, cashiers checks, safe deposit boxes, bank by mail services, direct deposit, and automatic teller services. First National Bank also operates a mortgage banking segment consisting of mortgage brokerage facilities that originate, acquire, and sell mortgage products.

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

Competition

Competition in our primary service area is intense. As of June 30, 2002, total bank deposits in Nassau County were approximately $485 million. Including our bank, the market is served by eight banks with 15 branches.

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

Employees

         As of March 26, 2003, we had 51 full-time employees and 4 part-time employees.


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


USA Patriot Act of 2001

         In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Gramm-Leach-Billey Act

         The Gramm-Leach-Billey Act, previously known as the Financial Services Modernization Act of 1999, was signed into law on November 12, 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities.

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

         The Gramm-Leach-Billey Act also contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market an institution's own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing, or other marketing to the consumer.

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

         The Federal Reserve Board has recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. In addition, under Regulation W:

        o a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;
        o covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and
        o with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

         Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank's capital and surplus. Comments on the proposed rule were due by January 13, 2003.


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

Item 2.    Description of Property
----------------------------------
         Our principal place of business is located in Fernandina Beach, Florida. On June 16, 1998, we entered into a contract to acquire 1.28 acres of land located at 1891 South 14th Street at its intersection with Island Walk Way for a total purchase price of $265,000. The banking facility is 6,500 square feet of finished space at a cost of approximately $850,000. The office building is located approximately 15 miles from Interstate 95. On July 19, 2002, the Bank acquired an office building on property adjacent to our location in Fernandina Beach, Florida to be used to accommodate the Bank's personnel growth. The purchase price of the land and building was approximately $525,000.We believe that the facilities will adequately serve our needs for at least the next 12 months. Currently our Mortgage Loan segment operates in a temporary facility with a short-term lease in Neptune Beach, Florida. We plan to move to permanent facilities in the area by third quarter this year.

Item 3.    Legal Proceedings.
-----------------------------
         We are not a party to, nor is any of our property subject to, any material legal proceedings, other than routine litigation incidental to our business.

Item 4.    Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

         None.

Item 5.    Market for Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------
         In response to this Item, certain information contained on page 31 of the company's Annual Report to Shareholders for the year ended December 31, 2002 is incorporated herein by reference.

The following table sets forth equity compensation plan information at December 31, 2002.

                      Equity Compensation Plan Information
     ---------------------------------------------------------------------

                                                                                             Number of securities
                                                                                            remaining available for
                                     Number of securities                                    future issuance under
                                         to be issued              Weighted-average        equity compensation plans
                                       upon exercise of           exercise price of                   (c)
                                     outstanding options,        outstanding options,        (excluding securities
          Plan Category             warrants and rights(a)     warrants and rights (b)      reflected in column(a))
          -------------             -------------------        --------------------         -----------------------

Equity compensation                           92,000                     $10.52                     7,800
plans approved by
security holders

Equity compensation
plans not approved
by security holders
     Warrants(1)                             165,000                     $10.00                         0

     Non-qualified options(2)                 23,000                     $11.20                         0
                                    ----------------------   ------------------------   ----------------------------
         Total                               272,000                     $10.57                     7,800
                                -------------------------- --------------------------- ----------------------------

(1) In connection with our initial public offering in 1999, we issued 165,000 warrants to our organizing directors at an exercise price of $10.00 per share with a term of 5 years. See our description of "Stock Warrants" below.

(2) In 2002 and 2001, we granted 8,000 and 15,000, respectively, options to officers of the company. The exercise prices of the options range from $10.50 to $12.50. The options vest evenly over a five year period and must be exercised within ten years from the date of grant. See our description of "Non-qualified Options" below.

 Stock Warrants

         Each of our organizers has received, for no additional consideration, a warrant to purchase one share of common stock for $10.00 per share for every two shares purchased during our initial public offering. The warrants are represented by separate warrant agreements. One fourth of the warrants vest on each of the first four anniversaries of the date our bank opened for business, and they are exercisable in whole or in part during the five year period following that date. The warrants may not be assigned, transferred, pledged, or hypothecated in any way. The shares issued pursuant to the exercise of such warrants are transferable, subject to compliance with applicable securities laws. If the Florida Department of Banking and Finance or the FDIC issues a capital directive or other order requiring the bank to obtain additional capital, the warrants will be forfeited, if not immediately exercised.

Non-qualified Options

In 2002 and 2001, we granted an aggregate of 23,000 nonqualified stock options to certain employees of the company. The options are represented by separate option agreements. The exercise prices of the options range from $10.50 to $12.50. The options vest ratably over a five year period and are void unless exercised within ten years from the date of grant. The options are subject to forfeiture if the optionee violates any confidentiality, noncompetition, nonsolicitation, or similar provision of an employment agreement. Optionees may not transfer the options except by will or the laws of decent and distribution or pursuant to a qualified domestic relations order.

Item 6.  Management's Discussion and Analysis of Results of Operation
---------------------------------------------------------------------
         In response to this Item, the information contained on pages 3 through 11 of the company's Annual Report to Shareholders for the year ended December 31, 2002 is incorporated herein by reference.

Item 7.  Financial Statements
---------------------------------------------------------------------
         In response to this Item, the information contained on pages 13 through 32 of the company's Annual Report to Shareholders for the year ended December 31, 2002 is incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
---------------------------------------------------------------------
         None.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
---------------------------------------------------------------------
         In response to this Item, the information contained in the company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2003 is incorporated herein by reference.

Item 10.  Executive Compensation
---------------------------------------------------------------------
         In response to this Item, the information contained in the company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2003 is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
---------------------------------------------------------------------
         In response to this Item, the information contained in the company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2003 is incorporated herein by reference. In addition, the information required by Item 201(d) is included in Item 5 of this report.

Item 12.  Certain Relationships and Related Transactions
---------------------------------------------------------------------
         In response to this Item, the information contained in the company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2003 is incorporated herein by reference.

Item 13. Exhibits, List and Reports on Form 8-K (a) The following documents are filed as part of this report:
---------------------------------------------------------------------
3.1. Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-69973).

3.2. Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form SB-2, File No. 333-69973).

4.1. Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form SB-2, File No. 333-69973).

10.1       Amended and Restated Employment Agreement between the
           Organizers of the Company and Michael G. Sanchez, dated September 1, 1998 (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form SB-2, File No. 333-69973).

10.2       The Company's 1999 Stock Incentive Plan (incorporated by reference to
           Exhibit 10.3 of the Company's Form 10-KSB for the year ended
           December 31, 1999)

10.3 Form of Organizer Warrant Certificate (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form SB-2,
           File No. 333-69973)

10.4 Employment Agreement with William J. Kelley dated January 18, 2001 (incorporated by reference to Exhibit 10.1 of the Company's Form
           10-QSB for the period ended June 30, 2001).

13         The Company's 2002 Annual Report

21         Subsidiaries of the Company

24 Power of Attorney (contained as part of this report on signature page).


(b) Reports on Form 8-K
    --------------------
         We filed a Form 8-K on November 12, 2002 to disclose that the Chief Executive Officer, Michael G. Sanchez, and the Chief Financial Officer, Timothy
S. Ayers, each furnished to the SEC the certification required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Controls and Procedures.
---------------------------------
         Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-14(c) and 240.15d-14(c)). Based on this evaluation, our principal executive officer and principal financial officer concluded that the effectiveness of such controls and procedures are adequate to timely alert them to material information required to be included in our periodic SEC reports. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

                                         FIRST CAPITAL BANK HOLDING CORPORATION


Date:   March 28, 2003                   By:   /s/ Michael G. Sanchez
       ----------------------                 --------------------------------
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

Signature                           Title                         Date
---------                        ---------                    --------------
 /s/ Ron Anderson
------------------
Ron Anderson                      Director                   March 28, 2003

/s Christina H. Bryan
-----------------------
Christina H. Bryan                Director                   March 28, 2003

/s C. Brett Carter
----------------------
C. Brett Carter                   Director                   March 28, 2003

/s/ Suellen Rodeffer Garner
--------------------------
Suellen Rodeffer Garner           Director                   March 28, 2003

/s/ William K. Haley, M.D.
-------------------------
William K. Haley, M.D.            Director                   March 28, 2003

/s/ Lorie L. McCarroll
----------------------
Lorie L. McCarroll                Director                   March 28, 2003

Signature                      Title                              Date
------------                  ---------                  ----------------------
/s/ David F. Miller
----------------------
David F. Miller              Director                     March 28, 2003

/s/ William J. Mock, Jr.
----------------------
William J. Mock, Jr.         Director                     March 28, 2003

/s/ Marlene J. Murphy
----------------------
Marlene J. Murphy            Director                     March 28, 2003

/s/ Robert L. Peters
----------------------
Robert L. Peters             Director                     March 28, 2003

/s/ Lawrence Piper
----------------------
Lawrence Piper               Director                     March 28, 2003

/s/ Michael G. Sanchez
----------------------
Michael G. Sanchez           President, Chief             March 28, 2003
                             Executive Officer,
                             and Director

/s/ Harry R. Trevett
----------------------
Harry R. Trevett             Director                     March 28, 2003

/s/ Edward E. Wilson
----------------------
Edward E. Wilson             Director                     March 28, 2003


/s/ Timothy S. Ayers
----------------------
Timothy  S. Ayers           Chief Financial               March 28, 2003
                            Officer of the Bank

                                  Certification

I, Michael G. Sanchez, certify that:

1. I have reviewed this annual report on Form 10-KSB of First Capital Bank Holding Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003

                                          /s/ Michael G. Sanchez
                                          -----------------------
                                          Michael G. Sanchez
                                          President and Chief Executive Officer

                                  Certification

I, Timothy S. Ayers, certify that:

1. I have reviewed this annual report on Form 10-KSB of First Capital Bank Holding Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
                                               /s/ Timothy S. Ayers
                                               --------------------
                                               Timothy S. Ayers
                                               Chief Financial Officer

                                INDEX TO EXHIBITS
Exhibit
Number                     Description

3.1. Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-69973).

3.2. Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form SB-2, File No. 333-69973).

4.2. Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form SB-2, File No. 333-69973).

10.1 Amended and Restated Employment Agreement between the Organizers of the Company and Michael G. Sanchez, dated September 1, 1998 (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form SB-2, File No. 333-69973).

10.2 The Company's 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Form 10-KSB for the year ended December 31, 1999)

10.3 Form of Organizer Warrant Certificate (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form SB-2, File No. 333-69973)

10.4              Employment Agreement with William J. Kelley dated
                  January 18, 2001 (incorporated by reference to Exhibit 10.1 of the Company's Form 10-QSB for the period ended
                  June 30, 2001).

13                The Company's 2002 Annual Report

21                Subsidiaries of the Company

24 Power of Attorney (contained as part of this report on signature page).