Form 10KSB/A
period 2002-12-31
FIRST CAPITAL BANK HOLDING CORP
filed 2003-04-10
CIK 1074560

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A
(Mark One)

  X      Annual Report under Section 13 or 15(d) of the Securities Exchange Act
-----    of 1934 For the fiscal year ended December 31, 2002

         or

         Transition Report under Section 13 or 15(d) of the Securities Exchange
------   Act of 1934
               For the transition period from          to
                                              --------    --------
                          Commission file no. 000-30297

                     FIRST CAPITAL BANK HOLDING CORPORATION
                     --------------------------------------
                 (Name of Small Business Issuer in Its Charter)

         Florida                                               59-3532208
   -------------------                                      ---------------
(State or Other Jurisdiction                               (I.R.S. Employer
of Incorporation or Organization)                          Identification No.)

      1891 South 14th Street
   Fernandina Beach, Florida                                      32034
----------------------------------                              ---------
(Address of Principal Executive Offices)                        (Zip Code)


                                 (904) 321-0400
                                 --------------
                 Issuer's Telephone Number, Including Area Code

        Securities registered pursuant to Section 12(b) of the Act: None. Securities registered pursuant to Section 12(g) of the Act: None.

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

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

     Transitional Small Business Disclosure Format. (Check one): Yes     No X
                                                                    ---    ---

                       DOCUMENTS INCORPORATED BY REFERENCE


                     Company's 2002 Annual Report - Part III
     Proxy Statement for the 2003 Annual Meeting of Shareholders - Part II.

                                EXPLANATORY NOTE

     This 10-KSB/A is being filed to amend Exhibit 13 - 2002 Annual Report of the Company, to revise the report of the independent auditors to include the name of the accounting firm who opined on the financial statements. No other changes have been made to the original 10-KSB.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FIRST CAPITAL BANK HOLDING CORPORATION

Date: April 10, 2003                 By: /s/ Michael G. Sanchez
     -----------------                  ---------------------------------
                                        Michael G. Sanchez
                                        President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                       Title                           Date

 /s/ *
-----------------------------
Ron Anderson                    Director

/s *
-----------------------------
Christina H. Bryan              Director

/s/ *
-----------------------------
C. Brett Carter Director

/s/ *
-----------------------------
Suellen Rodeffer Garner         Director

/s/  *
-----------------------------
William K. Haley, M.D.          Director

/s/ *
-----------------------------
Lorie L. McCarroll              Director

/s/ *
-----------------------------
David F. Miller                 Director

/s/ *
-----------------------------
William J. Mock, Jr.            Director

/s/ *
-----------------------------
Marlene J. Murphy               Director

/s/ *
-----------------------------
Robert L. Peters                Director

/s/ *
-----------------------------
Lawrence Piper                  Director

/s/ Michael G. Sanchez
-----------------------------
Michael G. Sanchez              President, Chief                April 10, 2003
                                Executive Officer,
                                and Director

/s/ *
-----------------------------
Harry R. Trevett                Director

/s/ *
-----------------------------
Edward E. Wilson                Director

/s/ *
-----------------------------
Timothy  S. Ayers               Chief Financial
                                Officer of the Bank


/s/ Michael G. Sanchez                                          April 10, 2003
-----------------------------
As Attorney-in-Fact

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

13 The Company's 2002 Annual Report (incorporated by reference to Exhibit 13 of the Company's Form 10-KSB for the period ended December 31, 2002).

21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Company's Form 10-KSB for the period ended December 31, 2002).

24 Power of Attorney (incorporated by reference to Exhibit 24 of the Company's Form 10-KSB for the period ended December 31, 2002).