Form 10QSB
period 2003-03-31
FIRST CAPITAL BANK HOLDING CORP
filed 2003-05-12
CIK 1074560

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

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



     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,008,000 shares of common stock, $.01 par value per share, issued and outstanding as of May 10, 2003.

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

                     First Capital Bank Holding Corporation

                           Consolidated Balance Sheets

                                                                       March 31, 2003            December 31, 2002
                                                                         (Unaudited)                 (Audited)
                                                                          ---------                   -------

                                                      Assets

   Cash                                                                  $  3,747,450                3,959,695
   Interest bearing deposits with other banks                               2,025,516                1,292,819
   Federal funds sold                                                         997,701                  735,000
                                                                         ------------              -----------

              Total cash and cash equivalents                               6,770,667                5,987,514

   Investments available for sale                                           9,123,405                9,897,398
   Other investments                                                          951,200                1,375,700
   Loans, net                                                              51,019,284               51,240,268
   Loans available for sale                                                32,633,270               39,857,843
   Premises and equipment, net                                              2,203,028                2,102,706
   Other assets                                                             1,157,276                1,134,437
                                                                         ------------              -----------

                                                                         $103,858,130              111,595,866

                                        Liabilities and Stockholders' Equity

  Deposits:
      Non interest demand                                                $ 10,661,684                8,330,430
      Interest bearing demand                                              10,843,552               10,576,429
      Savings                                                              24,099,282               23,453,432
      Time                                                                 20,351,687               17,894,350
      Time over $100,000                                                   17,389,359               15,854,293
                                                                         ------------              -----------

              Total deposits                                               83,345,564               76,108,934

   Federal Home Loan Bank Advances                                          4,000,000                4,000,000
   Warehouse line of credit                                                 3,000,000               18,291,793
   Accrued interest payable and other liabilities                             867,053                  989,255
                                                                         ------------              -----------

              Total liabilities                                            91,212,617               99,389,982
                                                                         ------------              -----------

  Preferred stock, par value $.01, 1,000,000 shares
          authorized; no shares issued or outstanding                               -                        -
   Common stock, par value $.01, 10,000,000 shares                             10,080                   10,080
         authorized; 1,008,000 shares issued and outstanding
   Additional paid-in capital                                               9,789,578                9,789,578
   Retained earnings                                                        2,650,264                2,162,809
   Other comprehensive income                                                 195,591                  243,417
                                                                         ------------              -----------

              Total stockholders' equity                                   12,645,513               12,205,884
                                                                         ------------              -----------

                                                                         $103,858,130              111,595,866
                                                                         ============              ===========




See accompanying notes to financial statements.

                     First Capital Bank Holding Corporation
           Consolidated Statements of Income and Comprehensive Income

               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                   2003                  2002
                                                                                   ----                  ----
Interest income:
    Interest and fees on loans                                                 1,249,093                918,168
    Interest income on investment securities                                     133,509                169,030
    Interest income on federal funds sold                                          5,304                 21,833
    Interest income on deposits in other banks                                    10,619                  5,311
                                                                             -----------            -----------
         Total interest income                                                 1,398,525              1,114,342
                                                                             -----------            -----------
Interest expense:
    Interest bearing deposits                                                    405,120                360,888
    Interest on FHLB borrowings                                                   57,031                 40,054
    Interest on other borrowings                                                     123                  3,967
                                                                             -----------            -----------

         Total interest expense                                                  462,274                404,909

         Net interest income                                                     936,251                709,433
Provision for loan losses                                                         33,000                 28,000
                                                                             -----------            -----------

Net interest income after provision for loan losses                              903,251                681,433
                                                                             -----------            -----------

Noninterest income:
     Service charges on deposit accounts                                          47,641                 37,712
     Mortgage and SBA related fees and income                                    183,382                224,073
     Gain on sales of loans                                                    1,318,503                854,528
     Gain on sales of securities                                                       -                      -
     Other                                                                         8,001                  3,543
                                                                             -----------            -----------

         Total noninterest income                                              1,557,527              1,119,856
                                                                             -----------            -----------

Noninterest expense:
    Salaries and employee benefits                                             1,103,344                885,148
    Occupancy                                                                    128,866                128,789
    Other                                                                        454,113                351,681
                                                                             -----------            -----------

         Total noninterest expense                                             1,686,323              1,365,618
                                                                             -----------            -----------

         Net income before provision for income taxes                            774,455                435,671
                                                                             -----------            -----------

Income taxes:                                                                    287,000                149,000
                                                                             -----------            -----------

         Net income:                                                         $   487,455                286,671
                                                                             ===========            ===========

Other comprehensive loss:
    Unrealized losses arising during the period, net of
         Taxes, benefit of $28,088 and $14,860                                   (47,826)               (28,846)
                                                                             -----------            -----------

    Comprehensive income                                                     $   439,629                257,825
                                                                             ===========            ===========

Per Share:
           Basic earnings per share                                          $       .48                    .29
                                                                             ===========            ===========
           Diluted earnings per share                                        $       .47                    .29
                                                                             ===========            ===========

See accompanying notes to financial statements.

                     First Capital Bank Holding Corporation

                      Consolidated Statements of Cash Flows

               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                                                     2003               2002
                                                                                                     ----               ----

Cash flows from operating activities:
     Net income                                                                                  $   487,455            286,671
     Adjustments to reconcile net income to net cash
        Provided by operating activities:
             Depreciation, amortization and accretion                                                 33,398             67,435
             Provision for loan losses                                                                33,000             28,000
             Net change in loans held for sale                                                     7,224,573         14,098,411
             Change in other assets                                                                    1,798            149,037
             Change in other liabilities                                                            (122,202)            61,466
                                                                                                 -----------        -----------

                  Net cash provided by operating activities                                        7,658,022         14,691,020
                                                                                                 -----------        -----------

Cash flows from investing activities:
     Proceeds from maturities of certificate of deposit                                                    -            250,000
     Proceeds from maturities, calls, and paydowns of securities                                   2,779,129            821,908
     Purchase of investment securities available for sale                                         (2,065,692)        (1,982,188)
     Purchase of other investments                                                                   424,500           (100,200)
     Net change in portfolio loans                                                                   187,984         (6,112,969)
     Purchase of premises and equipment                                                             (145,627)           (56,774)
                                                                                                 -----------        -----------

                  Net cash provided by (used in) investing activities                              1,325,921         (7,180,223)

Cash flows provided by financing activities
     Net change in deposits                                                                        7,236,630          2,433,699
     Net change in repurchase agreements                                                                   -         (4,000,000)
     Net change in warehouse line of credit                                                      (15,291,793)        (3,404,659)
                                                                                                 -----------        -----------

                  Net cash provided by financing activities                                       (8,055,163)        (4,970,960)
                                                                                                 -----------        -----------

Net increase  in cash and cash equivalents                                                         7,658,022         14,977,691

Cash and cash equivalents at the beginning of the period                                           5,987,514          4,455,869
                                                                                                 -----------        -----------

Cash and cash equivalents at the end of the period                                               $ 6,770,667          6,995,706
                                                                                                 ===========        ===========

Supplemental cash flow information:
     Interest paid                                                                               $   465,835            419,596
                                                                                                 ===========        ===========
     Taxes paid                                                                                  $   230,000             72,000
                                                                                                 ===========        ===========








See accompanying notes to financial statements.

                     First Capital Bank Holding Corporation

                          Notes to Financial Statements
                                   (Unaudited)
Note 1 - Significant Accounting Policies

     We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2002 as filed on our annual report on Form 10-KSB.

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

Stock Compensation Plans
------------------------
     We have elected not to expense stock options and, as such, have provided proforma disclosures of net earnings and earnings per share, as if the fair value method of accounting had been applied. Had compensation cost for the plan been determined based upon the fair value of the options at the grant dates, our net earnings and net earnings per share for the quarter ended March 31, 2003 and 2002, would have been reduced to the proforma amounts indicated below:

                                                    2003          2002
                                                    ----          ----

Net earnings                      As reported      $ 487,455     286,671
                                  Proforma         $ 474,546     271,966

Basic earnings per share          As reported      $     .48         .29
                                  Proforma         $     .47         .27

Diluted earnings per share        As reported      $     .47         .29
                                  Proforma         $     .46         .27

     The fair value of each option is estimated on the date of grant using the Minimum Value pricing model with the following assumptions used for grants in 2003: no dividend yield, a risk free interest rate of 3.5% and an expected life of 10 years. The difference between the net earnings as reported and proforma is the expense associated with the grants, which would have been earned in the period. This expense was calculated based on the number of options vested during the period multiplied by the fair value at the time of grant net of the related tax effect.

                     First Capital Bank Holding Corporation

                                   (Unaudited)

Note 1 - Significant Accounting Policies, continued

Note 2 - Earnings per share

     Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares. Reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the period ended March 31, 2003 are as follows:

                                                            For the three months ended March 31, 2003
                                                            -----------------------------------------
                                                                                               Earnings
                                                          Net Earnings      Common Shares      Per share
                                                          ------------      -------------      ---------
    Basic earnings per share                               $ 487,455          1,008,000            .48
    Effect of dilutive securities - Stock Options                  -             24,709           (.01)
                                                            --------          ---------           ----

    Diluted earnings per share                             $ 487,455          1,032,709            .47
                                                           =========          =========           ====

                                                            For the three months ended  March 31, 2002
                                                            ------------------------------------------
                                                                                               Earnings
                                                          Net Earnings      Common Shares      Per share
                                                          ------------      -------------      ---------

      Basic earnings per share                             $ 286,671          1,000,000            .27
      Effect of dilutive securities - Stock Options                -                  -              -
                                                            --------          ---------           ----

      Diluted earnings per share                           $ 286,671          1,000,000            .27
                                                           =========          =========           ====

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

     o   the  cost of  defending  and  the  risk  of  loss  in  connection  with
         litigation   involving   customers  of  and  activities  in  our  trust
         department;

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


Financial Condition
-------------------

     As of March 31, 2003, we had total assets of $103,858,130, a decrease of 7% over December 31, 2002. The significant contributor to the asset decline was a decrease in loans available for sale of $7,224,573, or 18%. Production of mortgage loans available for sale continued to be strong but have stabilized to more normal patterns as expected in our wholesale loan operations. Additionally, the decrease in loans available for sale is the result of funding efficiencies which have reduced the amount of time between the closing of the mortgage and the funding by the investor. Loans held for sale will be primarily funded through excess short term bank deposits and alternative sources such as Federal Home Loan Bank advances and warehouse lines of credit. The decreases in loans available for sale and increased deposits reduced borrowing needs from the FHLB warehouse line. When compared to December 31, 2002, deposits for the three months ended March 31, 2003 increased $7,236,630, or 10%, and warehouse line advances decreased $15,291,793, or 84%. At March 31, 2003 and December 31, 2003, we had no outstanding balances in repurchase agreements or overnight correspondent bank advances. Repurchase agreements and warehouse line advances are short term borrowings and fluctuate according to loan demand.

     As of March 31, 2003, our portfolio loans decreased by $188,089. Our portfolio loan to deposit and total loan to deposit ratios were 62% and 101%, respectively. Our long-term target for portfolio loans to deposit ratio is 80%. We are making a concerted effort to develop quality portfolio loan business in the local market and to manage the deposit growth consistent with expected loan demand.

     The deposit mix at March 31, 2003 was as follows: $10,661,684 (13% of total deposits) in noninterest bearing demand deposits; $10,843,552 (13% of total deposits) in interest checking accounts; $24,099,282 (29% of total deposits) in savings accounts; and $37,741,046 (45% of total deposits) in time deposits. Consistent with our expectations, the deposit mix has become more heavily weighted towards higher costing time deposits. We expect this trend to continue, thus increasing the average cost of funds and potentially reducing the bank's net interest margin.

     At March 31, 2003, all securities were classified as available for sale, totaling $9,123,405. The current investment portfolio strategy is primarily to provide liquidity for funding loans and initial operating expenditures and secondarily for earnings enhancement. Accordingly, all investment securities are pledgeable to raise funding through public deposits, secured borrowing, or repurchase agreements.

Results of Operations
---------------------

     Net income for the three months ended March 31, 2003 was $487,455, as compared to $286,671 for the same period in 2002. The improvement in our results was due to improved net interest income and significant increases in noninterest income generated from sale of mortgage and Small Business Administration loans. Partially as a result of historically low interest rates, our mortgage banking division has experienced rapid growth over the past year as new mortgages have been made and existing mortgages have been refinanced. Based on information currently available to us, we expect our income trends to remain stable through the second quarter of 2003 as mortgage loan volume maintains a more normal pattern. Our income could decrease in this area if mortgage volumes decreased significantly, which we believe would be likely if there is a significant increase in interest rates.

Net Interest Income
-------------------

     Net interest income for the three months ended March 31, 2003 was $936,251, compared to $709,433 for the three months ended March 31, 2002. Total interest income for the first three months of 2003 was $1,398,525, compared to $1,114,342 for the same period in 2002. Included in interest income is interest and fees on loans totaling $1,249,093 for the three months ended March 31, 2003 and $918,168 for the same period in 2002. Interest income also includes interest income on investments of $133,509 and $169,030 for the three months ended March 31, 2003 and 2002, respectively. We incurred interest expense on interest bearing deposits of $405,120 for the three months ended March 31, 2003, as compared to $360,888 for the same period in 2002. Additionally, we had $57,031 of interest expense from FHLB term and warehouse advances for the three months ended March 31, 2002. The growth in interest income and expense reflects the growth in our interest earning assets and liabilities. Interest income on loans as a percentage of total interest income increased to 89% at March 31, 2003, as compared to 82% for the same period last year. This increase is due to our efforts to invest the majority of our funds in higher coupon, quality loans as opposed to federal funds and government securities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Net Interest Income, continued
------------------------------

     Our earning assets are principally floating rate while the funding sources are primarily money market and short term time deposits. This methodology of funding helps to minimize the effect of interest volatility in the market. The net interest margins as of March 31, 2003 and 2002 were 4.21% and 4.17%, respectively.

     The following table details the relationship between interest income and expense and the average balances of interest earning assets and interest bearing liabilities for the three months ended March 31, 2003 and 2002.


                                                      2003                                         2002
                                   -------------------------------------------------------------------------------------------
                                                     Interest                                     Interest
                                     Average         Income/                      Average         Income
                                     Balances        Expense      Rate/Yield      Balances        Expense     Rate/Yield
                                     --------        -------      ----------      --------        -------     ----------
Loans and loans
   available-for-sale               $ 76,911,214    $ 1,249,093       7.23%     $ 50,489,891     $  918,168       7.38%
Federal funds sold and
   deposits with banks                 3,297,766         15,923       1.82%        6,304,305         26,734       1.72%
Investments                           10,011,472        133,509       5.81%       11,300,253        169,440       6.08%
                                    ------------    -----------       ----      ------------     ----------       ----

     Interest earning assets          90,220,452      1,398,525       6.70%       68,049,449      1,114,342       6.64%
                                    ------------    -----------       ----      ------------     ----------       ----

Interest bearing deposits             68,120,998        405,120       2.71%       50,366,316        360,888       2.91%
FHLB borrowings                        2,597,853         57,031       3.32%        4,431,028         40,054       3.67%
Other borrowings                          82,199            123       2.04%          772,888          3,967       2.08%
                                    ------------    -----------       ----      ------------     ----------       ----

     Interest bearing liabilities   $ 70,801,050        462,274       2.75%     $ 55,570,232        404,909       2.96%
                                    ------------    -----------       ----      ------------     ----------       ----

Net interest income                                 $   936,251                                  $  709,433
                                                    ===========                                  ==========
Net interest spread                                                   3.64%                                       3.68%
                                                                      ====                                        ====
Net interest margin                                                   4.21%                                       4.17%
                                                                      ====                                        ====

Allowance and Provision for Loan Losses

     There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. To address these risks, we have developed policies and procedures to evaluate the overall quality of our credit portfolio and the timely identification of potential problem loans. We maintain an allowance for possible loan losses which we establish through charges in the form of a provision for loan losses. We charge loan losses and credit recoveries directly to this allowance.

     We attempt to maintain the allowance at a level that will be adequate to provide for potential losses in our loan portfolio. To maintain the allowance at an adequate level, we periodically make additions to the allowance by charging an expense to the provision for loan losses on our statement of income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Allowance and Provision for Loan Losses, continued
--------------------------------------------------

     The provision for loan losses was $33,000 and $28,000 for the three months ended March 31, 2003 and 2002, respectively. Our judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality, and review of specific problem loans. In determining the adequacy of the allowance for loan losses, management uses a loan grading system that rates loans in different categories. Certain grades representing criticized or classified loans are assigned allocations of loss based on management's estimate of potential loss that is generally based on historical losses and/or collateral deficiencies. Other loans are graded by type and allocated loss ranges based on management's perceived inherent loss for the loan type. The combination of these results are compared monthly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses. We use an independent third party loan reviewer to challenge and corroborate the loan grading system and provide additional analysis in determining the adequacy of the allowance for loan losses and the future provisions for estimated loans.

     At March 31, 2003, the allowance for loan losses was $797,896, compared to $765,000 at December 31, 2002, which represented 1.54% and 1.47% of outstanding portfolio loans, respectively. We believe that the allowance for loan losses is adequate, based on internal reviews and external reviews of the quality of the loan portfolio and bank peer group data. Our evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time. While we do use available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the bank's allowance for loan losses. Such agencies may require the bank to recognize additions to the allowance based on judgments different than those of management.

The following is a summary of our loan loss history.

                                              March 31, 2003      March 31, 2002
                                              --------------      --------------

Balance January 1,                               $ 765,000           $ 417,000
Year to date provision for loan losses              33,000              28,000
Charged off loans                                        -                   -
Recoveries                                             104                   -
                                                 ---------           ---------

Balance, end of period                           $ 797,896           $ 445,000
                                                 =========           =========


     As of March 31, 2003, we had one non-accrual loan totaling $800,915, which is partially guaranteed by the Small Business Administration. At December 31, 2002, we had three non-accrual loans totaling $1,086,969, of which two of those loans, totaling $848,719, were partially guaranteed by the Small Business Administration. We have no loan past due 90 days or more accruing interest.

Noninterest Income and Expense
------------------------------

     Noninterest income was $1,557,527 and $1,119,856 for the quarter ended March 31, 2003 and 2002, respectively. This increase consists primarily of gains on sales of mortgages and Small Business Administration loans. Mortgage customers continued to take advantage of low interest rates, and we expect a consistent level of mortgage loan volume and revenues through 2003 based on information currently available to us. Mortgage volume, and thus our noninterest income, could decrease significantly with a significant increase in interest rates.

     Noninterest expense was $1,686,323 and $1,365,618 for the quarter ended March 31, 2003 and 2002, respectively. Salaries and benefits for the three months ended March 31, 2003 and 2002 totaled $1,103,344 and $885,148, respectively. The increase is primarily due to additional employees hired at our wholesale mortgage operations and commissions paid related to mortgage production. The remainder of the increases in noninterest expense related primarily to operational costs for data processing, ATM processing and advertising.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Segment Information
-------------------

     Our company operates two business segments: community banking and mortgage banking. These segments are primarily identified by the products or services offered and the channels through which they are offered. The community banking segment consists of our full-service bank that offers customers traditional banking products and services through various delivery channels. The mortgage-banking segment consists of mortgage brokerage facilities that originate, acquire, and sell mortgage products. Information for the three months ended March 31, 2003, for each of the segments is included below:

                                                   Community         Mortgage
                                                    Banking          Banking         Parent       Eliminations        Total
                                                      -------        -------         ------       ------------        -----
Net interest income                             $    796,517          132,834          6,900                -          936,251
Provision for loan losses                            (33,000)               -              -                -          (33,000)
                                                ------------     ------------    -----------     ------------      -----------
Net interest income after provision
     for loan losses                                 763,517          132,834          6,900                -          903,251
                                                ------------     ------------    -----------     ------------      -----------

Noninterest income                                   236,599        1,320,928              -                -        1,557,527
Noninterest expense                                  694,709          961,656         29,958                -        1,686,323
                                                ------------     ------------    -----------     ------------      -----------

Income (loss) before income taxes                    305,407          492,106        (23,058)               -          774,455
Income tax expense (benefit)                         115,000          181,000         (9,000)               -          287,000
                                                ------------     ------------    -----------     ------------      -----------

Net income (loss)                               $    190,407          311,106        (14,058)               -          487,455
                                                ============     ============    ===========     ============      ===========

Average assets                                  $ 74,912,337       22,672,691     97,585,028      (97,585,028)      97,585,028
                                                ============     ============    ===========     ============      ===========


Liquidity and Capital

     The bank has established short-term federal funds purchase lines of credit with its correspondent banks, which total $6,700,000. These lines are unsecured and are designed to provide the bank with short-term liquidity. These lines may be revoked at any time by the correspondent banks and are available to the bank simply as an accommodation for short-term (two weeks or less) liquidity needs. The bank also has a warehouse line of credit with the Federal Home Loan Bank in the amount of $24,000,000 that is used specifically to provide funding for mortgage loans held for sale. Additionally, the bank has cash and cash equivalents of $6,770,667 and investments available for sale of $9,123,405 to fund operations and loan growth.

     Currently, we limit investments to highly liquid overnight investments in correspondent banks and bank-qualified securities. For the foreseeable future, the bank will consider its investment portfolio primarily as a source for liquidity and secondarily as a source for earnings.


                                                    Amount                %
                                                    ------                -
Total capital (to risk weighted assets)          $12,645,513            17.18

Tier 1 capital (to risk weighted assets)         $12,449,922            16.15

Tier 1 capital (to average assets)               $12,449,922            12.76

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Off Balance Sheet Risk
----------------------

     Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2003, we had issued commitments to extend credit of $12.85 million through various types of commercial lending arrangements, of which $1.61 million was at fixed rates and $11.24 million was at variable rates. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. In addition, we had $45.3 million in mortgage loan lock commitments that expire within 60 days at our wholesale mortgage loan office. We typically close about 80% of these commitments. These loans are usually funded through our warehouse line of credit and sold to the secondary market within two to three weeks.

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

           None.

Item 3.    Defaults Upon Senior Securities and Use of Proceeds

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

          (a) Exhibits:

         Exhibit  Description
         -------  -----------
         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K:

         The following reports were filed on Form 8-K during the first quarter ended March 31, 2003.

         99.1 The company filed a Form 8-K on March 31, 2003 to disclose that the Chief Executive Officer, Michael G. Sanchez, and the Chief Financial Officer, Timothy S. Ayers, each furnished to the SEC the certification required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  FIRST CAPITAL BANK HOLDING COMPANY
                                  (Registrant)


Date: May 12, 2003                By:  /s/ Michael G. Sanchez
                                     -----------------------------------------
                                     Michael G. Sanchez
                                     President and Chief Executive Officer


                                  By:  /s/ Timothy S. Ayers
                                     -----------------------------------------
                                     Timothy S. Ayers
                                     Principal Accounting and Chief Financial
                                     Officer

                  Certification of the Chief Executive Officer

I, Michael G. Sanchez, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of First Capital Bank Holding Corporation;

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


                                    Date: May 12, 2003

                                     /s/ Michael G. Sanchez
                                    -------------------------------------
                                    Michael G. Sanchez
                                    President and Chief Executive Officer

                  Certification of the Chief Financial Officer

I, Timothy S. Ayers, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of First Capital Bank Holding Corporation;

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


                                    Date: May 12, 2003

                                     /s/ Timothy S. Ayers
                                    -------------------------------------
                                    Timothy S. Ayers
                                    Principal Accounting and Chief Financial
                                    Officer

                                INDEX TO EXHIBITS

Exhibit
Number     Description
------     -----------
99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.