Form 10QSB
period 2003-06-30
FIRST CAPITAL BANK HOLDING CORP
filed 2003-08-14
CIK 1074560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to _____________

Commission file number 333-69973

First Capital Bank Holding Corporation
(Exact name of registrant as specified in its charter)

Florida	59-3532208
(State of Incorporation)	(I.R.S. Employer Identification No.)

1891 South 14th Street
Fernandina Beach, Florida 32304
(Address of principal executive offices)   (Zip Code)

904-321-0400
(Telephone Number)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,008,000 shares of common stock, .01 par value per share, issued and outstanding as of July 31, 2003.

          Transitional Small Business Disclosure Format (check one): Yes      No  X

FIRST CAPITAL BANK HOLDING CORPORATION

PART I.  FINANCIAL INFORMATION

          Item 1.  Financial Statements

                        The financial statements of First Capital Bank Holding Corporation (the “Company”) are set forth in the following pages.

FIRST CAPITAL BANK HOLDING CORPORATION

Consolidated Balance Sheets

	June 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
Assets
Cash	$5,071,061	3,959,695
Interest bearing deposits with other banks	51,316	1,292,819
Federal funds sold	2,582,800	735,000

Total cash and cash equivalents	7,705,177	5,987,514
Investments available for sale	8,078,516	9,897,398
Other investments	842,700	1,375,700
Loans, net	52,700,195	51,240,268
Loans available for sale	45,005,827	39,857,843
Premises and equipment, net	2,176,383	2,102,706
Other assets	1,938,419	1,134,437

	$118,447,217	111,595,866

Liabilities and Stockholders' Equity
Deposits:
Non interest demand	$14,340,859	8,330,430
Interest bearing demand	13,136,196	10,576,429
Savings	26,119,480	23,453,432
Time	19,842,604	17,894,350
Time over $100,000	18,552,923	15,854,293

Total deposits	91,992,062	76,108,934
Federal Home Loan Bank Advances	4,000,000	4,000,000
Warehouse line of credit	8,052,466	18,291,793
Accrued interest payable and other liabilities	1,146,473	989,255

Total liabilities	105,191,001	99,389,982

Preferred stock, par value $.01, 1,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock, par value $.01, 10,000,000 shares
authorized; 1,008,000 shares issued and outstanding	10,080	10,080
Additional paid-in capital	9,789,578	9,789,578
Retained earnings	3,292,062	2,162,809
Other comprehensive income	164,496	243,417

Total stockholders' equity	13,256,216	12,205,884

	$118,446,217	111,595,866

See accompanying notes to financial statements.

FIRST CAPITAL BANK HOLDING CORPORATIONStatements
of Operations and Comprehensive Income (Loss)

For the Three Months and the Six Months Ended June 30, 2003 and 2002 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Interest income:
Interest and fees on loans	$1,282,933	$1,076,485	$2,532,026	$1,994,653
Interest income on investment securities	96,117	175,216	229,626	344,246
Interest income on federal funds sold	8,776	20,762	19,395	42,595
Interest income on deposits in other banks	7,414	2,221	12,718	7,532

Total interest income	1,395,240	1,274,684	2,793,765	2,389,026

Interest expense:
Interest bearing deposits	396,053	348,747	801,173	709,635
Interest on FHLB borrowings	43,870	5,571	100,901	86,709
Interest on other borrowings	251	46,655	374	9,538

Total interest expense	440,174	400,973	902,448	805,882
Net interest income	955,066	873,711	1,891,317	1,583,144
Provision for loan losses	-	87,000	33,000	115,000

Net interest income after provision for loan losses	955,066	786,711	1,858,317	1,468,144

Noninterest income:
Service charges on deposit accounts	47,528	38,669	95,169	76,381
Mortgage and SBA related fees and income	311,398	279,238	494,780	503,311
Gain on sales of loans	1,621,677	670,499	2,940,180	1,525,027
Other	10,026	5,152	18,027	8,695

Total noninterest income	1,990,629	993,558	3,548,156	2,113,414

Noninterest expense:
Salaries and employee benefits	1,271,920	813,214	2,375,264	1,698,362
Occupancy	130,405	132,114	259,271	260,903
Other	525,573	351,630	979,686	703,312

Total noninterest expense	1,927,898	1,296,958	3,614,221	2,662,577

Net earnings before provision for income taxes	1,017,797	483,311	1,792,252	918,981

Provision for income taxes:	376,000	163,000	663,000	312,000

Net income:	$641,797	$320,311	$1,129,252	$606,981

Other comprehensive income:
Unrealized gain (losses) arising during the period, net
taxes (benefit) of ($17,490), 72,906, (44,393) and
56,681	(31,095)	129,612	(78,921)	100,766

Comprehensive income	$610,702	$449,923	$1,050,331	$707,748

Earnings Per Share:
Basic	$.64	$.32	$1.12	$.61

Diluted	$.62	$.31	$1.09	$.59

See accompanying notes to financial statements.

FIRST CAPITAL BANK HOLDING CORPORATION

Statements of Cash Flows

For the Six Months Ended June 30, 2003 and 2002
(Unaudited)

	2003	2002
Cash flows from operating activities:
Net income	$1,129,252	$606,981
Adjustments to reconcile net income to net cash:
Operating activities:
Depreciation, amortization and accretion	106,365	115,754
Provision for loan losses	33,000	115,000
Net change in loans held for sale	(5,147,984)	200,369
Change in other assets	157,219	(215,279)
Change in other liabilities	(775,194)	(19,011)

Net cash (used) provided by in operating activities	(4,497,344)	803,814

Cash flows from investing activities:
Proceeds of (invested in) certificate deposits in other banks	-	250,000
Proceeds from maturities, calls, and paydowns of securities	3,762,772	2,351,551
Purchase of investment securities available for sale	(2,065,692)	(2,992,501)
Redemption (purchase) of other investments	533,000	(345,300)
Net change in portfolio loans	(1,492,927)	(13,220,657)
Purchase of premises and equipment	(165,947)	(39,411)

Net cash used in investing activities	571,206	(13,996,318)

Cash flows provided by financing activities
Net change in deposits	15,883,128	5,872,830
Net change in repurchase agreements	-	1,000,000
Net change in warehouse line of credit	(10,239,327)	7,000,361

Net cash provided by financing activities	5,643,801	13,873,191

Net increase in cash	1,717,663	680,687
Cash and cash equivalents at the beginning of the period	5,987,514	4,455,869

Cash and cash equivalents at the end of the period	$7,705,177	$5,136,556

Supplemental cash flow information:
Interest paid	$939,139	$815,217

Taxes paid	$816,000	$495,000

        See accompanying notes to financial statements.

FIRST CAPITAL BANK HOLDING CORPORATION

Notes to Financial Statements
(Unaudited)

Note 1 – Critical Accounting Policies

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

        Many of our assets and liabilities are recorded using various valuation techniques that require significant judgment as to recoverability. We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses. In addition, investment securities and mortgage loans held for sale are reflected at their estimated fair value in the consolidated financial statements. Such amounts are based on either quoted market prices or estimated values derived by our using dealer quotes or market comparisons.

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

Stock Compensation Plans

        We have elected not to expense stock options and, as such, have provided proforma disclosures of net earnings and earnings per share, as if the fair value method of accounting had been applied. Had compensation cost for the plan been determined based upon the fair value of the options at the grant dates, our net earnings and net earnings per share for the quarter ended June 30, 2003 and 2002, would have been reduced to the proforma amounts indicated below:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Net earnings As reported	$641,797	320,311	1,129,252	606,981
Proforma	$627,091	305,606	1,101,947	577,571
Basic earnings per share As reported	$.64	.32	1.12	.61
Proforma	$62.31		1.09	.58
Diluted earnings per share As reported	$.62	.31	1.09	.59
Proforma	$.61	.29	1.07	.57

        The fair value of each option is estimated on the date of grant using the Minimum Value pricing model with the following assumptions used for grants in 2003: no dividend yield, a risk free interest rate of 4.35% and an expected life of 10 years. The difference between the net earnings as reported and proforma is the expense associated with the grants, which would have been earned in the period. This expense was calculated based on the number of options vested during the period multiplied by the fair value at the time of grant net of the related tax effect.

Significant accounting policies continued

Note 2 – Earnings per share

        Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares. Reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the quarter and the six month period ended June 30, 2003 and 2002 are as follows:

	For the six months ended June 30, 2003
			Earnings
	Net Earnings	Common Shares	Per share
Basic earnings per share	$1,129,252	1,008,000	$1.12
Effect of dilutive securities - Stock Options	-	24,709	$0.03

Diluted earnings per share	$1,129,252	1,032,709	$1.09

	For the Quarter ended June 30, 2003
			Earnings
	Net Earnings	Common Shares	Per share
Basic earnings per share	$641,797	1,008,000	$0.64
Effect of dilutive securities - Stock Options	-	24,709	$0.02

Diluted earnings per share	$641,797	1,032,709	$0.62

	For the six months ended June 30, 2002
			Earnings
	Net Earnings	Common Shares	Per share
Basic earnings per share	$606,981	1,000,000	$0.61
Effect of dilutive securities - Stock Options	-	30,469	$0.02

Diluted earnings per share	$606,981	1,030,469	$0.59

	For the Quarter ended June 30, 2002
			Earnings
	Net Earnings	Common Shares	Per share
Basic earnings per share	$320,311	1,000,000	$0.32
Effect of dilutive securities - Stock Options	-	50,080	$0.01

Diluted earnings per share	$320,311	1,050,080	$0.31

Note 3 –Transition Employment Agreement

        In May 2003, the Company’s President and CEO, Mike Sanchez, stated that he would resign but would remain in his present capacity for up to six months to assist in the search for his replacement. The Company entered into a transition employment agreement with Mr. Sanchez to cover this time period. As part of the agreement, Mr. Sanchez will retain his stock options in the Company. The options will become non-qualified stock options rather than incentive stock options for tax purposes. Additionally, Mr. Sanchez will receive certain cash payments upon the termination of the transition employment agreement. As a result of the agreement, the Company will accrue approximately $400,000 over the agreed upon service period.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the Six Months Ended June 30, 2003 and 2002

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

        This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Financial Condition

        As of June 30, 2003, we had total assets of $118.4 million, an increase of 6% over December 31, 2002. The significant contributor to the asset increase was an increase in loans available for sale of $5.1 million, or 13%. Production of mortgage loans available for sale continued to be strong as a result of refinancing opportunities. In addition, production of SBA loans held for sale to secondary markets increased as a result of expanded marketing efforts from loan officers. Loans held for sale were primarily funded through short term bank deposits and alternative sources such as Federal Home Loan Bank advances and warehouse lines of credit. When compared to December 31, 2002, deposits for the six months ended June 30, 2003 increased $15.9 million, or 21%, offsetting warehouse line advances which decreased $10.2 million, or 56%. At June 30, 2003 and December 31, 2002, we had no outstanding balances in repurchase agreements or overnight correspondent bank advances. Repurchase agreements and warehouse line advances are short term borrowings and fluctuate according to loan demand.

        During the six months ended June 30, 2003, our net portfolio loans increased by $1.5 million, or 3%. Our portfolio loan to deposit and total loan to deposit ratios were 57% and 67%, as of June 30, 2003 and 2002, respectively. Our long-term target for portfolio loans to deposit ratio is 80%. We are making a concerted effort to develop quality portfolio loan business in the local market and to manage the deposit growth consistent with expected loan demand.

        The deposit mix at June 30, 2003 was as follows: $14.3 million (16% of total deposits) in noninterest bearing demand deposits; $13.1 million (14% of total deposits) in interest checking accounts; $26.1 million (28% of total deposits) in savings accounts; and $38.4 milllion (42% of total deposits) in time deposits. The deposit mix remains weighted towards higher costing time deposits. We expect this trend to continue with emphasis on time deposits, thus increasing the average cost of funds and potentially reducing the bank’s net interest margin.

        At June 30, 2003, all securities were classified as available for sale, totaling $8.1 million. The current investment portfolio strategy is primarily to provide liquidity for funding loans and initial operating expenditures and secondarily for earnings enhancement. Accordingly, all investment securities are pledgeable to raise funding through public deposits, secured borrowing, or repurchase agreements.

        At June 30, 2003, retained earnings totaled $3.3 million, including $1.1 million net earnings for the six months.

Results of Operations

        Net income for the six months ended June 30, 2003 was $1.1 million, as compared to $607 thousand for the same period in 2002. For the quarter ended June 30, 2003 and 2002, net income was $642 thousand as compared to $320 thousand, respectively. The improvement in our results was due to improved net interest income and increases in noninterest income generated from sale of mortgage and Small Business Administration loans. Based on information currently available to us, we expect income trends for 2003 to continue to grow through the third quarter due to high mortgage loan volume due to refinancing. However, the recent change in the interest rate environment will likely impact the refinancing market and, consequently we do expect that income growth will slow as mortgage loan volume returns to historical volumes. Our income could decrease in this area if mortgage volumes decreased significantly following a significant increase in interest rates.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Net interest Income

        Net interest income for the six months ended June 30, 2003 was $1.9 million, compared to $1.6 million for the six months ended June 30, 2002. Total interest income for the first six months of 2003 was $2.8 million, compared to $2.4 million for the same period in 2002. Included in interest income is interest and fees on loans totaling $2.5 million for the six months ended June 30, 2003 and $2.0 million for the same period in 2002. Interest income also includes interest income on investments of $230 thousand and $344 thousand for the six months ended June 30, 2003 and 2002, respectively. We incurred interest expense on interest bearing deposits of $801 thousand for the six months ended June 30, 2003, as compared to $710 thousand for the same period in 2002. Additionally, we recognized $101 thousand and $87 thousand of interest expense from FHLB term and warehouse advances for the six months ended June 30, 2003 and 2002, respectively. The growth in interest income and expense reflects the growth in our interest earning assets and liabilities. Interest income on loans as a percentage of total interest income increased to 92% at June 30, 2003, as compared to 84% for the same period last year. This increase is due to our efforts to invest the majority of our funds in higher coupon, high quality loans.

        Our earning assets are principally floating rate while the funding sources are primarily money market and short term time deposits. The net interest margins as of June 30, 2003 and 2002 were 4.03% and 4.46%, respectively. The decrease in interest margins is due to the precipitous decline in interest rates during 2003. We expect interest margins to improve as short term time deposits renew at the significantly lower rates and lower our cost of funds.

        The following table details the relationship between interest income and expense and the average balances of interest earning assets and interest bearing liabilities for the three months ended June 30, 2003 and 2002.

		2003		2002
		Interest			Interest
	Average	Income/		Average	Income
	Balances	Expense	Rate/Yield	Balances	Expense	Rate/Yield
Loans	$79,824,541	2,532,026	6.40%	$54,312,107	1,994,653	7.41%
Federal funds sold and
deits with banks	5,119,666	32,113	1.26%	5,755,818	50,127	1.72%
Investments	9,807,459	229,626	4.72%	11,537,848	344,246	6.02%

Interest earning assets	94,751,666	2,793,765	5.95%	71,605,773	2,389,026	6.73%

Interest bearing deposits	70,804,988	801,173	2.28%	52,420,026	706,245	2.72%
FHLB borrowings	5,883,642	100,901	3.46%	5,111,667	86,709	3.42%
Other borrowings	60,343	374	1.25%	1,208,127	12,928	2.16%

Interest bearing liabilities	76,748,973	902,448	2.37%	58,739,820	805,882	2.77%

Net interest income		$1,891,317			$1,583,144

Net interest spread			3.57%			3.96%

Net interest margin			4.03%			4.46%

        For the quarters ending June 30, 2003 and 2002, respectively, net income was $642 thousand and $320 thousand while net interest income after provision for loan losses was $955 thousand and $787 thousand.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

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

        The provision for loan losses was $33 thousand and $115 thousand for the six months ended June 30, 2003 and 2002, respectively. Our judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality, and review of specific problem loans. In determining the adequacy of the allowance for loan losses, management uses a loan grading system that rates loans in different categories. Certain grades representing criticized or classified loans are assigned allocations of loss based on management’s estimate of potential loss that is generally based on historical losses and/or collateral deficiencies. Other loans are graded by type and allocated loss ranges based on management’s perceived inherent loss for the loan type. The combination of these results are compared monthly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses. We use an independent third party loan reviewer to challenge and corroborate the loan grading system and provide additional analysis in determining the adequacy of the allowance for loan losses and the future provisions for estimated loans.

        At June 30, 2003, the allowance for loan losses was $797 thousand, compared to $765 thousand at December 31, 2002, which represented 1.49% and 1.47% of outstanding portfolio loans, respectively. We believe that the allowance for loan losses is adequate, based on internal reviews and external reviews of the quality of the loan portfolio and bank peer group data. Our evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time. While we do use available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the bank’s allowance for loan losses. These agencies may require the bank to recognize additions to the allowance based on judgments different than those of management.

The following is a summary of our loan loss history.

	June 30, 2003	June 30, 2002
Balance January 1,	$765,000	$417,000
Year to date provision for loan losses	33,000	115,000
Charged off loans	1,396	-
Recoveries	-	-

Balance, end of period	$796,604	$532,000

        As of June 30, 2003, we had one non-accrual loan totaling $550 thousand, which is partially guaranteed by the Small Business Administration. At December 31, 2002, we had three non-accrual loans totaling $1.1 million, of which two of those loans, totaling $849 thousand , were partially guaranteed by the Small Business Administration. We have no loans past due 90 days or more accruing interest.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Noninterest Income and Expense

        Noninterest income was $3.5 million and $2.1 million for the six month periods and $2.0 million and $994 thousand for the quarters ended June 30, 2003 and 2002, respectively. This increase consists primarily of gains on sales of mortgages and Small Business Administration loans. During 2003, we added an additional SBA lender to our staff to capitalize on our current momentum in that department and continue to capture additional business in our market areas. Mortgage customers continued to take advantage of low interest rates, and we continued to generate a high level of mortgage loan volume and revenues through the second quarter of 2003. We anticipate volume to return to a more consistent level later this year reflecting recent changes in the interest rate environment. Mortgage volume, and thus our non interest income, could decrease significantly with a significant increase in interest rates.

        Noninterest expense was $3.6 million and $2.7 million for the six month periods and $2.0 million and $1.3 million for the quarters ended June 30, 2003 and 2002, respectively. Salaries and benefits for the six months ended June 30, 2003 and 2002 totaled $2.4 million and $1.7 million, respectively. The increase is primarily due to additional employees hired at our wholesale mortgage operations and incentives paid related to mortgage production. Included in salaries and benefits is incentives of $754 thousand related to wholesale mortgage production. The remainder of the increases in noninterest expense related primarily to operational costs for data processing, ATM processing and advertising.

Segment Information

        Our company operates two business segments: community banking and mortgage banking. These segments are primarily identified by the products or services offered and the channels through which they are offered. The community banking segment consists of our full-service bank that offers customers traditional banking products and services through various delivery channels. The mortgage banking segment consists of mortgage brokerage facilities that originate, acquire, and sell mortgage products. Information as of June 30, 2003, for each of the segments is included below:

	Community	Mortgage
	Banking	Banking	Parent	Eliminations	Total
Net interest income	$1,575,922	302,158	13,237	-	1,891,317
Provision for loan losses	(33,000)	-	-	-	(33,000)

Net interest income after provision
for loan losses	1,542,922	302,158	13,237	-	1,858,317
Noninterest income	457,813	3,090,343	-	-	3,548,156
Noninterest expense	1,391,328	2,141,667	81,226	-	3,614,221

Income (loss) before income taxes	609,407	1,250,834	(67,989)	-	1,792,252
Income tax expense (benefit)	225,000	463,000	(25,000)	-	663,000

Net income (loss)	$384,407	787,834	(42,989)	-	1,129,252

Average assets	$76,289,623	24,400,625	100,690,248	(100,690,248)	100,690,248

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital

        The bank has established short-term federal funds purchase lines of credit with its correspondent banks, which total $6.7 million. These lines are unsecured and are designed to provide the bank with short-term liquidity. These lines may be revoked at any time by the correspondent banks and are available to the bank simply as an accommodation for short-term (two weeks or less) liquidity needs. The bank also has a warehouse line of credit with the Federal Home Loan Bank in the amount of $24 million that is used specifically to provide funding for mortgage loans held for sale. Additionally, the bank has cash and cash equivalents of $7.7 million and investments available for sale of $8.1 million to fund operations and loan growth.

        Currently, we limit investments to highly liquid overnight investments in correspondent banks and bank-qualified securities. For the foreseeable future, the bank will consider its investment portfolio primarily as a source for liquidity and secondarily as a source for earnings.

	Amount	%

Total capital (to risk weighted assets)	$13,256,216	15.71
Tier 1 capital (to risk weighted assets)	$13,091,720	13.81
Tier 1 capital (to average assets)	$13,091,720	11.19

Off Balance Sheet Risk

        Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2003, we had issued commitments to extend credit of $11.6 million through various types of commercial lending arrangements, of which $1.3 million was at fixed rates and $10.3 million was at variable rates. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. In addition, we had $62.3 million in mortgage loan lock commitments that expire within 60 days at our wholesale mortgage loan office. We typically close about 80% of these commitments. These loans are usually funded through our warehouse line of credit and sold to the secondary market within two to three weeks.

Item 3. Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2003.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

                There are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 2.   Changes in Securities

                None.

Item 3.   Defaults Upon Senior Securities and Use of Proceeds

                None.

Item 4.   Submission of Matters to a Vote of Security Holders

There was one matter submitted to a vote of security holders during the three months ended June 30, 2003 at the company’s annual meeting of shareholders held on May 21, 2003. The following describes the matters voted upon at the annual meeting and sets forth the number of votes cast for, against or withheld and the number of abstentions as to each such matter (except as provided below, there were no broker non-votes).
The election of five members of the board of directors as Class III directors for a three-year term.

Our board of directors is divided into three classes with each class to be as nearly equal in number as possible. The three classes of directors have staggered terms, so that the terms of only approximately one-third of the board members expire at each annual meeting of shareholders. The current Class I directors are Christina H. Bryan, Suellen Rodeffer Garner, Michael G. Sanchez, Harry R. Trevett, and Marshall E. Wood. The current Class II directors are Ron Anderson, C. Brett Carter, Dr. William K. Haley, Lorie L. McCarroll, and David F. Miller. The current Class III directors are William J. Mock, Marlene J. Murphy, Robert L. Peters, Lawrence Piper, and Edward E. Wilson. The terms of the Class I directors expired at the annual meeting. Each of the five current Class I directors was nominated for re-election and stood for election at the annual meeting on May 21, 2003 for a three-year term. The number of votes for the election of the Class I directors was as follows: For Mrs. Bryan — 745,009 votes; for Mrs. Garner — 745,009 votes; for Mr. Sanchez — 744,909 votes; for Mr. Trevett — 743,809 votes; and for Mr. Wood — 745,009 votes. The number of votes, which withheld authority for Mrs. Bryan — 0; withheld authority for Mrs. Garner — 0; withheld authority for Mr. Sanchez — 0; withheld authority for Mr. Trevett — 0; and withheld authority for Mr. Wood — 0. The number of votes against the election of directors was as follows: against Mrs. Bryan — 0; against Mrs. Garner — 0; against Mr. Sanchez — 100; against Mr. Trevett — 1,200; and against Mr. Wood — 0. The terms of the Class II directors will expire at the 2004 annual meeting of shareholders.

The above matter was approved and recorded in our minute book from the annual meeting of shareholders. There were no other matters voted on by our shareholders at our annual meeting held on May 21, 2003.

Item 5.   Other Information

As discussed in Note 3 of the financial statements, the Company has entered into a Transition Employment Agreement with the Company’s CEO. See footnote for additional information.

Item 6.   Exhibits and Report

(a)	Exhibits: Exhibit Description

10.1	Transition Employment Agreement between the Company and Michael G. Sanchez dated May 21, 2003

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

(b) Reports on Form 8-K

The following reports were filed on Form 8-K during the quarter ended June 30, 2003:

                                 The Company filed a Form 8-K on May 21, 2003 to disclose the subsidiary of First Capital Bank Holding
                                 Corporation, First National Bank, announced that its president and chief executive officer, Mike Sanchez, has decided to step down, but will remain in his present capacity for up to six months to assist in the search for his replacement.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CAPITAL BANK HOLDING CORPORATION (Registrant) By: /s/ Michael G. Sanchez Michael G. Sanchez President and Chief Executive Officer

Date: August 14, 2003

By: /s/ Timothy S. Ayers Timothy S. Ayers Principal Accounting and Chief Financial Officer

Date: August 13, 2003

INDEX TO EXHIBITS

Exhibit
Number        Description

   10.1             Transition Employment Agreement between the Company and Mike Sanchez dated May 21, 2003

   31                Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the
                       Sarbanes-Oxley of 2002.

   31                Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley of 2002.
                       This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.