Form 10QSB
period 2003-09-30
FIRST CAPITAL BANK HOLDING CORP
filed 2003-11-14
CIK 1074560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes   X   No

APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   1,008,000 shares of common stock, $.01 par value per share, issued and outstanding as of November 7, 2003.

          Transitional Small Business Disclosure Format (check one):   Yes      No  X

FIRST CAPITAL BANK HOLDING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

                     The financial statements of First Capital Bank Holding Corporation (the “Company”) are set forth in the following pages.

FIRST CAPITAL BANK HOLDING CORPORATION

Consolidated Balance Sheets

	September 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
Assets
Cash	$2,760,844	3,959,695
Interest bearing deposits with other banks	2,936,747	1,292,819
Federal funds sold	12,504,202	735,000

Total cash and cash equivalents	18,201,793	5,987,514
Investments available for sale	8,129,572	9,897,398
Other investments	827,000	1,375,700
Loans, net	54,184,490	51,240,268
Loans available for sale	21,784,005	39,857,843
Premises and equipment, net	2,208,896	2,102,706
Other assets	1,697,447	1,134,437

	$107,033,203	111,595,866

Liabilities and Stockholders' Equity
Deposits:
Non interest demand	$11,860,681	8,330,430
Interest bearing demand	12,685,978	10,576,429
Savings	26,178,346	23,453,432
Time	18,685,906	17,894,350
Time over $100,000	17,488,341	15,854,293

Total deposits	86,899,252	76,108,934

Federal Home Loan Bank Advances	5,000,000	4,000,000
Warehouse line of credit	-	18,291,793
Accrued interest payable and other liabilities	1,349,406	989,255

Total liabilities	93,248,658	99,389,982

Preferred stock, par value $.01, 1,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock, par value $.01, 10,000,000 shares	10,080	10,080
authorized; 1,008,000 shares issued and outstanding
Additional paid-in capital	9,789,578	9,789,578
Retained earnings	3,869,488	2,162,809
Other comprehensive income	115,399	243,417

Total stockholders' equity	13,784,545	12,205,884

	$107,033,203	111,595,866

See accompanying notes to financial statements.

FIRST CAPITAL BANK HOLDING CORPORATION
Statements of Earnings

For the Three Months and the Nine Months Ended September 30, 2003 and 2002 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Interest income:
Interest and fees on loans	$1,431,953	$1,323,425	$3,963,979	$3,318,078
Interest income on investment securities	69,694	154,126	299,320	498,372
Interest income on federal funds sold	12,604	6,794	31,999	49,389
Interest income on deposits in other banks	5,060	4,891	17,778	12,423

Total interest income	1,519,311	1,489,236	4,313,076	3,878,262

Interest expense:
Interest bearing deposits	322,610	411,059	1,123,783	1,120,694
Interest on FHLB borrowings	77,626	23,356	178,527	151,302
Interest on other borrowings	2,278	64,593	2,652	32,894

Total interest expense	402,514	499,008	1,304,962	1,304,890
Net interest income	1,116,797	990,228	3,008,114	2,573,372
Provision for loan losses	-	116,000	33,000	231,000

Net interest income after provision for loan losses	1,116,797	874,228	2,975,114	2,342,372

Noninterest income:
Service charges on deposit accounts	72,704	51,322	167,873	127,703
Mortgage and SBA related fees and income	330,861	308,286	825,641	811,597
Gain on sales of loans	1,716,348	1,285,980	4,656,528	2,811,007
Gain on sales of securities	-	61,752	-	61,752
Other	11,486	9,616	29,513	18,311

Total noninterest income	2,131,399	1,716,956	5,679,555	3,830,370

Noninterest expense:
Salaries and employee benefits	1,663,421	1,154,584	4,038,685	2,852,946
Occupancy	122,909	142,838	382,180	403,741
Other	541,438	433,407	1,521,125	1,136,718

Total noninterest expense	2,327,768	1,730,829	5,941,990	4,393,405

Net earnings before provision for income taxes	920,428	860,355	2,712,679	1,779,337

Provision for income taxes:	343,000	293,000	1,006,000	605,000

Net income:	$577,428	$567,355	$1,706,679	$1,174,337

Earnings Per Share:
Basic	$.57	$.57	$1.69	$1.17

Diluted	$.56	$.53	$1.65	$1.13

        See accompanying notes to financial statements.

FIRST CAPITAL BANK HOLDING CORPORATION
Statements of Operations and Comprehensive Income (Loss)

For the Three Months and the Nine Months Ended September 30, 2003 and 2002 (Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002

Net earnings	$577,428	567,355	1,706,679	1,174,337

Other comprehensive income, net of tax:
Unrealized (losses) gains on investment
Securities available for sale:
Unrealized (losses) gains arising during
the period	(74,389)	258,133	(193,967)	209,215
Associated benefit (taxes)	25,292	(87,765)	65,949	(71,133)

Reclassification adjustment for gains	-	(61,752)	-	(61,752)
Associated taxes	-	20,996	-	20,996

Other comprehensive (loss) income	(49,097)	129,612	(128,018)	97,326

Comprehensive income	$528,331	696,967	1,578,661	1,271,663

FIRST CAPITAL BANK HOLDING CORPORATION
Statements of Cash Flows

For the Nine Months Ended September 30, 2003 and 2002

(Unaudited)

	2003	2002
Cash flows from operating activities:
Net income	$1,706,679	$1,174,337
Adjustments to reconcile net income to net cash:
Operating activities:
Depreciation, amortization and accretion	177,028	176,084
Provision for loan losses	33,000	231,000
Net change in loans held for sale	18,073,838	(283,376)
Change in other assets	(505,388)	124,147
Change in other liabilities	360,151	305,280

Net cash (used) provided by in operating activities	19,845,308	1,727,472

Cash flows from investing activities:
Proceeds from maturities, calls, and paydowns of securities	6,585,963	4,928,982
Purchase of investment securities available for sale	(5,041,317)	(4,942,019)
Redemption (purchase) of other investments	548,700	(454,900)
Net change in portfolio loans	(2,977,222)	(16,519,876)
Purchase of premises and equipment	(245,678)	(574,628)

Net cash used in investing activities	(1,129,554)	(17,562,441)

Cash flows provided by financing activities
Net change in deposits	10,790,318	15,971,168
Net change in repurchase agreements	-	(3,847,000)
Net change in warehouse line of credit	(18,291,793)	3,617,286
Proceeds from other borrowings	1,000,000	-

Net cash provided by financing activities	(6,501,475)	15,741,454

Net increase in cash	12,214,279	(93,515)

Cash and cash equivalents at the beginning of the period	5,987,514	4,705,869

Cash and cash equivalents at the end of the period	$18,201,793	$4,612,354

Supplemental cash flow information:
Interest paid	$1,344,751	$1,296,117

Taxes paid	$1,231,000	$717,000

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

Stock Compensation Plans

        We have elected not to expense stock options and, as such, have provided proforma disclosures of net earnings and earnings per share, as if the fair value method of accounting had been applied. Had compensation cost for the plan been determined based upon the fair value of the options at the grant dates, our net earnings and net earnings per share for the quarter ended September 30, 2003 and 2002, would have been reduced to the proforma amounts indicated below:

		Quarter Ended		Nine Months Ended
		September 30,		September 30,
		2003	2002	2003	2002

Net earnings	As reported	$577,428	567,355	1,706,679	1,174,337
	Proforma	$563,775	551,950	1,665,722	1,153,796

Basic earnings per share	As reported	$.57	.57	1.69	1.17
	Proforma	$.56	.53	1.65	1.13

Diluted earnings per share	As reported	$.56	.55	1.65	1.15
	Proforma	$.55	.53	1.61	1.12

        The fair value of each option is estimated on the date of grant using the Minimum Value pricing model with the following assumptions used for grants in 2003: no dividend yield, a risk free interest rate of 4.35% and an expected life of 10 years. The difference between the net earnings as reported and proforma is the expense associated with the grants, which would have been earned in the period. During the first and second quarters of 2003, the Company granted 4,000 and 6,000 options, respectively. No options were granted during the third quarter of 2003. The average weighted fair value of the options granted was $3.94 for those options granted during 2003. This expense was calculated based on the number of options vested during the period multiplied by the fair value at the time of grant net of the related tax effect.

Significant accounting policies continued

Note 2 – Earnings per share

        Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares. Reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the quarter and the nine month periods ended September 30, 2003 and 2002 are as follows:

	For the nine months ended September 30, 2003
			Earnings
	Net Earnings	Common Shares	Per share
Basic earnings per share	$1,706,679	1,008,000	$1.69
Effect of dilutive securities - Stock Options	-	24,709	0.04

Diluted earnings per share	$1,706,679	1,032,709	$1.65

	For the quarter ended September 30, 2003
			Earnings
	Net Earnings	Common Shares	Per share
Basic earnings per share	$577,428	1,008,000	$0.57
Effect of dilutive securities - Stock Options	-	24,709	0.01

Diluted earnings per share	$577,428	1,032,709	$0.56

	For the nine months ended September 30, 2002
			Earnings
	Net Earnings	Common Shares	Per share
Basic earnings per share	$1,174,367	1,000,000	$1.17
Effect of dilutive securities - Stock Options	-	43,691	$0.04

Diluted earnings per share	$1,174,367	1,030,469	$1.13

	For the quarter ended September 30, 2002
			Earnings
	Net Earnings	Common Shares	Per share
Basic earnings per share	$567,355	1,000,000	$0.57
Effect of dilutive securities - Stock Options	-	70,136	$0.04

Diluted earnings per share	$567,551	1,070,136	$0.53

Note 3 –Transition Employment Agreement

In May 2003, the Company’s President and CEO, Mike Sanchez, stated that he would resign but would remain in his present capacity for up to six months to assist in the search for his replacement. The Company entered into a transition employment agreement with Mr. Sanchez to cover this time period. As part of the agreement, Mr. Sanchez will retain his stock options in the Company. The options will become non-qualified stock options rather than incentive stock options for tax purposes. Additionally, Mr. Sanchez will receive certain cash payments upon the termination of the transition employment agreement. As a result of the agreement, the Company will accrue approximately $400,000 over the agreed upon service period. As of September 30, 2003, the Company has accrued approximately $272,000. The transition employment agreement is scheduled to expire on November 17, 2003, but the Company and Mr. Sanchez have agreed to extend the agreement on the same terms, with each party having the right to terminate the agreement on two weeks’ notice.

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations
                      For the Nine Months Ended September 30, 2003 and 2002

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

        This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

o	significant increases in competitive pressure in the banking and financial services industries;

o	the potential departure of our chief executive officer upon the expiration of the term of his transition employment agreement in November 2003 or of the head of our wholesale mortgage division upon the expiration of his employment agreement in January 2004, and our ability to negotiate suitable extensions for either agreement or to recruit suitable replacements for either position;

o	a reduction in the volume of mortgages generated by our wholesale mortgage division;

o	changes in the interest rate environment which could reduce anticipated or actual margins;

o	changes in political conditions or the legislative or regulatory environment;

o	general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

o	changes occurring in business conditions and inflation;

o	changes in technology;

o	the level of allowance for loan loss;

o	the rate of delinquencies and amounts of charge-offs;

o	the rates of loan growth;

o	adverse changes in asset quality and resulting credit risk-related losses and expenses;

o	changes in monetary and tax policies;

o	changes in the securities markets; and

o	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Financial Condition

        As of September 30, 2003, we had total assets of $107 million, a decrease of 4% when compared to December 31, 2002. The significant factor was the decrease in loans available for sale of $18.1 million, or 45%. Production of mortgage loans available slowed, as expected, as mortgage interest rates increased in the third quarter. However, this decrease was partially offset by production of SBA loans held for sale to secondary markets, which continued to increase as a result of expanded marketing efforts from loan officers. Loans held for sale were primarily funded through short term bank deposits and alternative sources such as Federal Home Loan Bank advances and warehouse lines of credit. When compared to December 31, 2002, deposits for the nine months ended September 30, 2003 increased $10.8 million, or 14%, offsetting warehouse line advances which decreased $18.3 million, or 100%. At September 30, 2003 and December 31, 2002, we had no outstanding balances in repurchase agreements or overnight correspondent bank advances. Repurchase agreements and warehouse line advances are short term borrowings and fluctuate according to loan demand.

        During the nine months ended September 30, 2003, our net portfolio loans increased by $2.9 million, or 6%. Our portfolio loan to deposit and total loan to deposit ratios were 63% and 67%, as of September 30, 2003 and 2002, respectively. Our long-term target for portfolio loans to deposit ratio is 80%. We are making a concerted effort to develop quality portfolio loan business in the local market and to manage the deposit growth consistent with expected loan demand.

        The deposit mix at September 30, 2003 was as follows: $11.9 million (14% of total deposits) in noninterest bearing demand deposits; $12.7 million (15% of total deposits) in interest checking accounts; $26.2 million (30% of total deposits) in savings accounts; and $36.2 milllion (42% of total deposits) in time deposits. The deposit mix remains weighted towards higher costing time deposits. We expect this trend to continue with emphasis on time deposits, thus increasing the average cost of funds and potentially reducing the bank’s net interest margin.

        At September 30, 2003, all securities were classified as available for sale, totaling $8.1 million. The current investment portfolio strategy is primarily to provide liquidity for funding loans and initial operating expenditures and secondarily for earnings enhancement. Accordingly, all investment securities are pledgeable to raise funding through public deposits, secured borrowing, or repurchase agreements.

        At September 30, 2003, retained earnings totaled $3.9 million, including $1.7 million net earnings for the nine months period ended.

Results of Operations

        Net income for the nine months ended September 30, 2003 was $1.7 million, as compared to $1.2 million for the same period in 2002. For the quarter ended September 30, 2003 and 2002, net income was $577,000 as compared to $567,000, respectively. The improvement in our results was due to improved net interest income and increases in noninterest income generated from the sale of mortgage and Small Business Administration loans. As anticipated, changes in the interest rate environment impacted the mortgage refinancing market and mortgage loan volume returned to more normal historical volumes. Income from our core-banking unit continues to grow and is a greater percentage of total earnings. We expect slower income growth going forward with steady mortgage loan volumes and steady growth of the core-banking unit. Our income could decrease materially if mortgage volumes decreased significantly following a significant increase in interest rates.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Net interest Income

        Net interest income for the nine months ended September 30, 2003 was $3.0 million, compared to $2.6 million for the nine months ended September 30, 2002. Total interest income for the first nine months of 2003 was $4.3 million, compared to $3.9 million for the same period in 2002. Included in interest income is interest and fees on loans totaling $4.0 million for the nine months ended September 30, 2003 and $3.3 million for the same period in 2002. Interest income also includes interest income on investments of $299,000 and $498,000 for the nine months ended September 30, 2003 and 2002, respectively. The growth in interest income reflects the growth in our interest earning assets. Interest income on loans as a percentage of total interest income increased to 92% at September 30, 2003, as compared to 86% for the same period last year. This increase is due to our efforts to invest the majority of our funds in higher coupon, high quality loans. As mortgage loan volumes return to more normal production levels, we anticipate average loans available for sale to decrease and potentially impact interest income. We expect the impact to be offset by growth in portfolio loans. We incurred interest expense on interest bearing deposits of $1.1 million for the nine months ended September 30, 2003, as compared to $1.1 million for the same period in 2002. These numbers reflect the increase in deposits and the offsetting effect of the decrease in the cost of deposits for the year. Additionally, we recognized $181,000 and $184,000 of interest expense from FHLB term and warehouse advances for the nine months ended September 30, 2003 and 2002, respectively.

        Our earning assets are principally floating rate while the funding sources are primarily money market and short term time deposits. The net interest margins as of September 30, 2003 and 2002 were 4.05% and 4.44%, respectively. The decrease in interest margins is due to the repricing of the Bank’s interest sensitive assets more quickly than the repricing of the deposits on the heels of precipitous decline in interest rates during 2002. We expect interest margins to remain consistent, or improve slightly, as short term time deposits renew at lower rates and lower our cost of funds.

        The following table details the relationship between interest income and expense and the average balances of interest earning assets and interest bearing liabilities for the three months ended September 30, 2003 and 2002.

	2003			2002
		Interest			Interest
	Average	Income/		Average	Income
	Balances	Expense	Rate/Yield	Balances	Expense	Rate/Yield

Loans	$84,073,646	3,963,979	6.30%	$61,363,484	3,318,078	7.21%
Federal funds sold and
deposits with banks	5,784,131	49,777	1.15%	4,528,605	61,812	1.82%
Investments	9,555,647	299,320	4.19%	11,472,021	498,372	5.79%

Interest earning assets	99,413,424	4,313,076	5.80%	77,364,110	3,878,262	6.68%

Interest bearing deposits	71,843,854	1,123,783	2.09%	55,203,799	1,120,694	2.71%
FHLB borrowings	7,977,883	178,527	2.99%	6,098,241	151,302	3.31%
Other borrowings	243,125	2,652	1.45%	2,150,661	32,894	2.04%

Interest bearing liabilities	80,064,862	1,304,962	2.18%	63,452,701	1,304,890	2.74%

Net interest income		3,008,114			$2,573,372

Net interest spread			3.62%			3.94%

Net interest margin			4.05%			4.44%

        For the quarters ending September 30, 2003 and 2002, respectively, net income was $577,000 and $567,000 while net interest income after provision for loan losses was $1.1 million and $874,000.

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

        The provision for loan losses was $33,000 and $231,000 for the nine months ended September 30, 2003 and 2002, respectively. Our judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality, and review of specific problem loans. In determining the adequacy of the allowance for loan losses, management uses a loan grading system that rates loans in different categories. Certain grades representing criticized or classified loans are assigned allocations of loss based on management’s estimate of potential loss that is generally based on historical losses and/or collateral deficiencies. Other loans are graded by type and allocated loss ranges based on management’s perceived inherent loss for the loan type. The combination of these results are compared monthly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses. We use an independent third party loan reviewer to challenge and corroborate the loan grading system and provide additional analysis in determining the adequacy of the allowance for loan losses and the future provisions for estimated loans.

        At September 30, 2003, the allowance for loan losses was $797,000, compared to $765,000 at December 31, 2002, which represented 1.45% and 1.47% of outstanding portfolio loans, respectively. We believe that the allowance for loan losses is adequate, based on internal reviews and external reviews of the quality of the loan portfolio and bank peer group data. Our evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time. While we do use available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the bank’s allowance for loan losses. These agencies may require the bank to recognize additions to the allowance based on judgments different than those of management.

The following is a summary of our loan loss history.

	September 30, 2003	September 30, 2002

Balance January 1,	$765,000	$417,000
Year to date provision for loan losses	33,000	231,000
Charged off loans	(1,291)	-
Recoveries	104	-

Balance, end of period	$796,813	$648,000

        As of September 30, 2003, we had one non-accrual loan totaling $209,000, which is partially guaranteed by the Small Business Administration. At December 31, 2002, we had three non-accrual loans totaling $1.1 million, of which two of those loans, totaling $849,000 , were partially guaranteed by the Small Business Administration. We have no loans past due 90 days or more accruing interest.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Noninterest Income and Expense

        Noninterest income was $5.7 million and $3.8 million for the nine month periods and $2.1 million and $1.7 million for the quarters ended September 30, 2003 and 2002, respectively. This increase consists primarily of gains on sales of mortgages and Small Business Administration loans. During 2003, we added an additional SBA lender to our staff to capitalize on our current momentum in that department. Due to our efforts, we continue to capture additional SBA business in our market areas. Mortgage customers continued to take advantage of low interest rates, driving mortgage loan volume and revenues through the third quarter of 2003. Towards the end of the third quarter, mortgage volume returned to a lower, more historically consistent level reflecting recent changes in the interest rate environment. We expect mortgage volume to remain at these historically consistent volumes for the remainder of the year. Mortgage volume, and thus our non interest income, could decrease significantly given the current rate environment and could be even further impacted with a significant increase in interest rates or the expiration of the employment agreement of the head of our mortgage division in January 2004 if we are not able to negotiate a suitable extension.

        Noninterest expense was $5.9 million and $4.4 million for the nine month periods and $2.3 million and $1.7 million for the quarters ended September 30, 2003 and 2002, respectively. Salaries and benefits for the nine months ended September 30, 2003 and 2002 totaled $4.0 million and $2.9 million, respectively. The increase is primarily due to additional employees hired at our wholesale mortgage operations, incentives paid related to mortgage production, and accrual of expenses related to the transition employment agreement. Included in salaries and benefits is incentives compensation of $1.3 million related to wholesale mortgage production. The remainder of the increases in noninterest expense is related primarily to mortgage loan expenses and associated costs for data processing, ATM processing and advertising.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Segment Information

        Our company operates two business segments: community banking and mortgage banking. These segments are primarily identified by the products or services offered and the channels through which they are offered. The community banking segment consists of our full-service bank that offers customers traditional banking products and services through various delivery channels. The mortgage banking segment consists of mortgage brokerage facilities that originate, acquire, and sell mortgage products. Information as of September 30, 2003, for each of the segments is included below:

Nine months ended	Community	Mortgage
September 30, 2003	Banking	Banking	Parent	Eliminations	Total

Net interest income	$2,514,867	475,811	17,436	-	3,008,114
Provision for loan losses	(33,000)	-	-	-	(33,000)

Net interest income after provision
for loan losses	2,481,867	475,811	17,436	-	2,975,114
Noninterest income	696,800	4,982,755	-	-	5,679,555
Noninterest expense	2,153,590	3,379,781	388,618	-	5,941,989

Income (loss) before income taxes	1,025,077	2,058,785	(371,182)	-	2,712,680
Income tax expense (benefit)	378,000	765,000	(137,000)	-	1,006,000

Net income (loss)	$647,077	1,293,785	(234,182)	-	1,706,680

Average assets	$76,968,804	28,464,303	105,433,107	(105,433,107)	105,433,107

Nine months ended	Community	Mortgage
September 30, 2002	Banking	Banking	Parent	Eliminations	Total

Net interest income	$2,051,883	476,911	44,578	-	2,573,372
Provision for loan losses	(231,000)	-	-	-	(231,000)

Net interest income after provision
for loan losses	1,820,883	476,911	44,578	-	2,342,372
Noninterest income	812,868	3,017,502	-	-	3,830,370
Noninterest expense	1,993,545	2,304,217	95,643	-	4,393,405

Income (loss) before income taxes	640,206	1,190,196	(51,065)	-	1,779,337
Income tax expense (benefit)	228,000	394,000	(17,000)	-	605,000

Net income (loss)	$412,206	796,196	(34,065)	-	1,174,337

Average assets	$60,987,078	21,180,303	82,167,381	(82,167,381)	82,167,381

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital

        The bank has established short-term federal funds purchase lines of credit with its correspondent banks, which total $6.7 million. These lines are unsecured and are designed to provide the bank with short-term liquidity. These lines may be revoked at any time by the correspondent banks and are available to the bank simply as an accommodation for short-term (two weeks or less) liquidity needs. The bank also has a warehouse line of credit with the Federal Home Loan Bank in the amount of $24 million and an early purchase line of credit of $50 million with Countrywide Warehouse Lending to provide funding for mortgage loans held for sale. Additionally, the bank has cash and cash equivalents of $18.2 million and investments available for sale of $8.1 million to fund operations and loan growth.

        Currently, we limit investments to highly liquid overnight investments in correspondent banks and bank-qualified securities. For the foreseeable future, the bank will consider its investment portfolio primarily as a source for liquidity and secondarily as a source for earnings.

	Amount	%

Total capital (to risk weighted assets)	$13,784,545	15.40

Tier 1 capital (to risk weighted assets)	$13,669,146	14.47

Tier 1 capital (to average assets)	$13,669,146	12.96

Off Balance Sheet Risk

        Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2003, we had issued commitments to extend credit of $11.2 million through various types of commercial lending arrangements, of which $1.1 million was at fixed rates and $10.1 million was at variable rates. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. In addition, we had $34.7 million in mortgage loan lock commitments that expire within 60 days at our wholesale mortgage loan office. We typically close about 80% of these commitments. These loans are usually funded through our warehouse line of credit and sold to the secondary market within two to three weeks.

Item 3. Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2003.

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

None.

Item 3. Defaults Upon Senior Securities and Use of Proceeds

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On November 3, 2003, we announced that Leo Deas has been elected Executive Vice President of our bank. The Executive Vice President position is a newly created position for the bank. The banking office in Fernandina Beach, operations and finance, and the wholesale mortgage division in Jacksonville Beach ultimately report to Mr. Deas. Mr. Deas has been with the bank since April 2002 and has been one of the bank’s senior vice presidents. His primary focus has been in the areas of commercial real estate loan production and participations. Mr. Deas has extensive experience in the Florida real estate markets, having previously worked with First Union and NationsBank in Jacksonville and Tampa. Mr. Deas and Mike Sanchez worked together previously in Atlanta, Georgia and will work together through the transition period leading to Mr. Sanchez’s planned departure from the bank. The original term of Mr. Sanchez’s transition employment agreement expires November 17, 2003, but Mr. Sanchez and the bank have agreed to extend the agreement on the same terms, with either party having the right to terminate the agreement on two weeks’ notice.

Item 6. Exhibits and Reports

(a)    Exhibits

Exhibit Description

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

(b) Current Reports on Form 8-K

No reports were filed by the company during the quarter ended September 30, 2003.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CAPITAL BANK HOLDING CORPORATION (Registrant)

November 13, 2003	By: /s/ Michael G. Sanchez Michael G. Sanchez President and Chief Executive Officer

November 13, 2003	By: /s/ Timothy S. Ayers Timothy S. Ayers Principal Accounting and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number                     Description

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.