Form 10KSB
period 2003-12-31
FIRST CAPITAL BANK HOLDING CORP
filed 2004-03-29
CIK 1074560

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003

or

Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to ________

Commission file no. 000-30297

FIRST CAPITAL BANK HOLDING CORPORATION
(Name of Small Business Issuer in Its Charter)

Florida	59-3532208
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

1891 South 14th Street
Fernandina Beach, Florida	32034
(Address of Principal Executive Offices)	(Zip Code)

        (904) 321-0400
Issuer’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   Common Stock

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes    X      No

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        The issuer's revenues (total interest income plus noninterest income) for its most recent fiscal year was $12,364,378.

        The estimated aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on March 26, 2004 was $10,925,430. This calculation is based upon an estimate of the fair market value of the Common Stock of $15.00 per share, which was the price of the last trade of which management is aware prior to this date.

        Transitional Small Business Disclosure Format.  (Check one):   Yes             No    X

DOCUMENTS INCORPORATED BY REFERENCE

Company's 2003 Annual Report - Part II
Proxy Statement for the 2004 Annual Meeting of Shareholders - Part III

Item 1.  Description of Business

        This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

o	significant increases in competitive pressure in the banking and financial services industries;

o	changes in the interest rate environment which could reduce anticipated or actual margins;

o	changes in political conditions or the legislative or regulatory environment;

o	general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

o	changes occurring in business conditions and inflation;

o	changes in technology;

o	changes in monetary and tax policies;

o	the level of allowance for loan loss;

o	the rate of delinquencies and amounts of charge-offs;

o	the rates of loan growth;

o	adverse changes in asset quality and resulting credit risk-related losses and expenses;

o	loss of consumer confidence and economic disruptions resulting from terrorist activities.

o	changes in the securities markets; and

o	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

        Through First National Bank, we engage in a commercial banking business from our main office located at 1891 South 14th Street, in the City of Fernandina Beach, Florida (Nassau County). First National Bank is a full service commercial bank without trust powers. First National Bank offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, certificates of deposit, commercial loans, real estate loans, home equity loans, and consumer/installment loans. In addition, First National Bank provides such consumer services as U.S. Savings Bonds, travelers checks, cashiers checks, safe deposit boxes, bank by mail services, direct deposit, and automatic teller services. In the fourth quarter of 2003, we decided to reposition resources. The Company recognized the cyclical nature of income derived from wholesale mortgage banking activities and reflected on the greater than two years of success in this area. However, we noted that the volume in the industry had begun to slow significantly and volumes closer to historical norms were on the horizon. In response to this change, we decided to discontinue wholesale mortgage banking activities through the sale of the assets and refocus attention to the commercial lending market. To that end, the Bank has hired seasoned lenders and has expanded its geographic scope to include the rapidly growing markets of Nassau County and Savannah, Georgia. First National Bank opened a loan production office in Savannah, Georgia in 2003. The loan production office will focus on commercial and commercial real estate lending relationships. In addition, we had announced last year that Mike Sanchez, our president and chief executive officer, planned on leaving the bank during the fourth quarter of 2003 following the expiration of his employment agreement. However, at the request of the board of directors, Mr. Sanchez has agreed to continue as our president and chief executive officer of the company and the bank, and we are in the process of completing a new employment agreement with Mr. Sanchez.

Marketing Focus

        Our primary market area is within the Jacksonville, Florida metropolitan area, which includes the five counties of Duval, Nassau, St. Johns, Clay, and Baker. Nassau County is an integral part of the Jacksonville metropolitan area and has participated in the growth experienced by the area in recent years. The Jacksonville market has a current population in excess of 1,000,000 people and is projected to grow to a population of 1,200,000 by 2010. Fernandina Beach’s strategic location within the Jacksonville metropolitan area, along with its coastal setting, makes it a location of choice for many residents taking advantage of the resources and job opportunities in the metropolitan market of Jacksonville.

        Our primary service area represents a geographic area which includes the communities of Amelia Island, Fernandina Beach, O’Neil, and Yulee, Florida. The boundaries of the primary service area are the St. Mary’s River and the State of Georgia to the north, the Atlantic Ocean to the east, Duval County to the south, and Baker County to the west.

        We target our products and services to meet the needs of the area’s customer base, initially focusing on providing small- to middle-market business loans, residential mortgages, and consumer loans to these customers. We believe that more than 75% of First National Bank’s customer base is represented by the businesses and residents located in the primary service area.

        Nassau County has many positive attributes that contribute to the area’s business growth and stability. These include easy access to two interstates, an extensive rail service network, Jacksonville International Airport, and the Port of Fernandina, which is the deepest natural port on the southeastern coast of the United States. The paper, timber, and resort industries form the core of the area’s economy and, as an indication of recent growth, commercial building permits have increased 237% over the past 10 years. Amelia Island is considered to be one of the foremost residential and retirement areas in Florida as it attracts affluent retirees and second homeowners from the Eastern states of the country. The Ritz-Carlton Hotel with its 300 rooms and the Amelia Island Plantation are among the premier resort hotels on Florida’s East Coast.

        During 2003 we opened and then immediately expanded our loan production office in Savannah. Originally opened to generate SBA loans, we now make residential construction loans and commercial real estate loans in that office. We expect the Savannah market to contribute quality loans to our portfolio, while minimizing our reliance on residential loan volume and loan participations.

        In addition, we had announced last year that Mike Sanchez, our president and chief executive officer, planned on leaving the bank during the fourth quarter of 2003 following the expiration of his employment

agreement.     However, at the request of the board of directors, Mr. Sanchez has agreed to continue as our president and chief executive officer of the company and the bank, and we are in the process of completing a new employment agreement with Mr. Sanchez.

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

Lending Activities

        General We emphasize a range of lending services, including real estate, commercial and consumer loans, to individuals and small-to medium-sized businesses and professional concerns that are located in or conduct a substantial portion of their business in our market area. We emphasize retail banking, home mortgages, real estate development, and consumer lending needs. We do not make non-real estate commercial purpose loans that exceed 20% of our assets or non-real estate consumer purpose loans that exceed 35% of our assets. Outside of the inherent risk of the credit worthiness of our borrowers, other risks associated with residential mortgage loans are the inability to move foreclosed real estate in a down market or economy, shifts in the demographics of a given market from residential zonings to commercial, individual customers who have been displaced due to corporate downsizing/loss of income, and an overall economic downturn creating unemployment due to lack of product demand.

        Real Estate Loans. One of the primary components of our loan portfolio is loans secured by first or second mortgages on real estate. These loans generally consist of commercial real estate loans, construction and development loans, and residential real estate loans (home equity loans are excluded as they are classified as consumer loans). Loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, and will more likely be fixed in the case of shorter term loans. We generally charge an origination fee. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, we typically require personal guarantees of the principal owners of the collateral property, combined with our review of the personal financial statements of the principal owners. We generally apply the same underwriting criteria for home equity loans and lines of credit as for first mortgage loans, as described above. Home equity lines of credit typically expire 10 years or less after origination. The principal economic risk associated with each category of anticipated loans, including real estate loans, is the creditworthiness of our borrowers. The risks associated with real estate loans vary with many economic factors, including employment levels and fluctuations in the value of real estate.

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

        Loan Approval and Review. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer’s lending authority, the loan request will be considered and approved by an officer with a higher lending limit. We have established a Board loan committee that must approve any loan over the chief executive officer’s lending limit. We will not make any loans to any director, officer, or employee on terms more favorable to such person than would be available to an unaffiliated person.

        Lending Limits. Our lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower’s relationship with us), in general we are subject to a loan-to-one-borrower limit. This limit will increase or decrease as our capital increases or decreases. Unless we are able to sell participations in our loans to other financial institutions, we will not be able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

Other Banking Services

        Other services we provide include cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. We are associated with a shared network of automated teller machines that may be used by our customers throughout Florida and other regions.

Competition

        Competition in our primary service area is intense. As of June 30, 2003, the most recent date for which market data is available, total bank deposits in Nassau County were approximately $546 million. At June 30, 2003 the bank represented 17% of the market. Including our bank, the market is served by nine banks with 16 branches.

        Financial institutions primarily compete with one another for deposits. In turn, a bank’s deposit base directly affects its loan activities and general growth. Primary methods of competition include interest rates on deposits and loans, service charges on deposit accounts, and designing unique financial services products. We compete with financial institutions which have much greater financial resources and which offer more services and possibly better terms to their customers. However, we believe that we are able to attract sufficient deposits to enable us to compete effectively with other area financial institutions. We believe we have the advantage of being locally owned and managed, enabling us to benefit from the high visibility and excellent business contacts of our directors and officers.

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

Employees

        As of March 26, 2004, we had 54 full-time employees and 4 part-time employees.

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

        The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations. It is intended only to briefly summarize some material provisions.

USA Patriot Act of 2001

        In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Check 21

        On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21.  The new law, which is not effective until October 28, 2004, gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check.  Some of the major provisions include:

o	Allows check truncation without making it mandatory;

o	Demands that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

o	Legalizes substitutions for and replacements of paper checks without agreement from consumers;

o	Keeps in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

o	Cautions that when accountholder’s request verification, financial institutions must produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

o	Requires recrediting of funds to an individual’s account on the next business day after a consumer proves the financial institution has erred.

        This new legislation will likely have a dramatic impact on bank capital spending as many financial institutions assess whether technological or operational changes are necessary to stay competitive and take advantage of the new opportunities presented by Check 21.

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

        In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

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

        The Federal Reserve Board imposes certain capital requirements on our holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “Capital Regulations.” Subject to capital requirements and certain other restrictions, our holding company is able to borrow money to make a capital contribution to our bank, and these loans may be repaid from dividends paid from our bank to our company. Our ability to pay dividends is subject to regulatory restrictions as described below in “First National Bank – Dividends.” Our holding company is also able to raise capital for contribution to our bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

        Source of Strength; Cross-Guarantee. In accordance with Federal Reserve Board policy, our holding company is expected to act as a source of financial strength to our bank and to commit resources to support our bank in circumstances in which our holding company might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank’s holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

        The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999, was signed into law on November 12, 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies that become financial holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are “complementary” to financial activities.

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

        The Office of the Comptroller of the Currency and the FDIC regulate or monitor virtually all areas of our bank’s operations, including:

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

        The Office of the Comptroller of the Currency requires the bank to maintain specified capital ratios and imposes limitations on the bank’s aggregate investment in real estate, bank premises, and furniture and fixtures. The Office of the Comptroller of the Currency also requires the bank to prepare quarterly reports on the bank’s financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures.

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

        National banks and their holding companies which have been chartered or registered or have undergone a change in control within the past two years or which have been deemed by the Office of the Comptroller of the Currency or the Federal Reserve Board to be troubled institutions must give the Office of the Comptroller of the Currency or the Federal Reserve Board 30 days’ prior notice of the appointment of any senior executive officer or director. Within the 30 day period, the Office of the Comptroller of the Currency or the Federal Reserve Board, as the case may be, may approve or disapprove any such appointment.

        Deposit Insurance. The FDIC has adopted a risk-based assessment system for determining an insured depository institutions’ insurance assessment rate. The system that takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups, based on the FDIC’s determination of the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds (FICO) issued in the late 1980s as part of the government rescue of the thrift industry. Although we pay a quarterly FICO assessment, the FDIC assessment rate on our bank deposits currently is zero, but may change in the future. The FDIC may increase or decrease the assessment rate schedule on a semiannual basis. An increase in the BIF assessment rate could have a material adverse effect on our earnings, depending on the amount of the increase.

        The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

        Transactions With Affiliates and Insiders. Our bank is subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of our bank’s capital and surplus and, as to all affiliates combined, to 20% of the bank ‘s capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

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

        Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus. This regulation has not yet been adopted.

        Dividends. A national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the Office of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

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

        The Gramm-Leach-Bliley Act. Under the Gramm-Leach-Bliley Act, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The Gramm-Leach-Bliley Act imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the Gramm-Leach-Bliley Act imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and nonbank affiliates.

        The Gramm-Leach-Bliley Act also contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market an institution’s own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing, or other marketing to the consumer

        Other Regulations. Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

o	the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
o	the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
o	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

o	the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
o	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
o	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the bank also are subject to:

o	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
o	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

        Capital Regulations. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. We have not received any notice indicating that either our holding company or our bank is subject to higher capital requirements. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

        Under these guidelines, banks’ and bank holding companies’ assets are given risk-weights of 0%, 20%, 50%, or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight applies. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

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

        The FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Currently, we qualify as “well capitalized.”

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

        These capital guidelines can affect us in several ways. If we grow at a rapid pace, our capital may be depleted too quickly, and a capital infusion from our holding company may be necessary which could impact our ability to pay dividends. Our capital levels currently are adequate; however, rapid growth, poor loan portfolio performance, poor earnings performance, or a combination of these factors could change our capital position in a relatively short period of time. If we fail to meet these capital requirements, our bank would be required to develop and file a plan with the Office of the Comptroller of the Currency describing the means and a schedule for achieving the minimum capital requirements. In addition, our bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless our bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time. A bank that is not “well capitalized” is also subject to certain limitations relating to so-called “brokered” deposits. Bank holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans.

        Enforcement Powers. The Financial Institutions Reform, Recovery and Enforcement Act expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

        Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

        Proposed Legislation and Regulatory Action. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation’s financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Item 2.  Description of Property

        Our principal place of business is located in Fernandina Beach, Florida. On June 16, 1998, we entered into a contract to acquire 1.28 acres of land located at 1891 South 14th Street at its intersection with Island Walk Way for a total purchase price of $265,000. The banking facility is 6,500 square feet of finished space at a cost of approximately $850,000. The office building is located approximately 15 miles from Interstate 95. On July 19, 2002, the Bank acquired an office building on property adjacent to our location in Fernandina Beach, Florida to be used to accommodate the Bank’s personnel growth. The purchase price of the land and building was approximately $525,000. We believe that the facilities will adequately serve our needs for at least the next 12 months. Our loan production office in Savannah, GA is located at 340 Eisenhower Drive. We have leased approximately 800 square feet of office space for 24 months. Currently our Mortgage Loan segment operates in a temporary facility with a short-term lease in Neptune Beach, Florida.

Item 3.  Legal Proceedings.

        We are not a party to, nor is any of our property subject to, any material legal proceedings, other than routine litigation incidental to our business.

Item 4.  Submission of Matters to a Vote of Security Holders.

        None.

Item 5.  Market for Common Equity and Related Stockholder Matters.

        In response to this Item, certain information contained on page 35 of the company’s Annual Report to Shareholders for the year ended December 31, 2003 is incorporated herein by reference.

Item 6.   Management’s Discussion and Analysis of Results of Operation

        In response to this Item, the information contained on pages 3 through 11 of the company’s Annual Report to Shareholders for the year ended December 31, 2003 is incorporated herein by reference.

Item 7.  Financial Statements

        In response to this Item, the information contained on pages 14 through 33 of the company’s Annual Report to Shareholders for the year ended December 31, 2003 is incorporated herein by reference.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 8A.  Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2003.

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

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

        In response to this Item, the information contained in the company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2004 is incorporated herein by reference.

Item 10.  Executive Compensation

        In response to this Item, the information contained in the company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2004 is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth equity compensation plan information at December 31, 2003.

Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued	Weighted-average	equity compensation
	upon exercise of	exercise price of	plans (c)
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights (a)	warrants and rights (b)	reflected in column (a))

Equity compensation	92,000	$10.70	0
plans approved by
security holders

Equity compensation
plans not approved
by security holders
Warrants(1)	165,000	$10.00	0

Non-qualified options(2)	23,000	$11.20	0

Total	272,000	$10.33	0

(1)	In connection with our initial public offering in 1999, we issued 165,000 warrants to our organizing directors at an exercise price of $10.00 per share with a term of 5 years. See our description of “Stock Warrants” below.

(2)	In 2002 and 2001, we granted 8,000 and 15,000, respectively, non qualified options to officers of the company. The exercise prices of the options range from $10.50 to $12.50. The options vest evenly over a five year period and must be exercised within ten years from the date of grant. See our description of “Non-qualified Options” below.

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

Non-qualified Options

        In 2002 and 2001, we granted an aggregate of 23,000 nonqualified stock options to certain employees of the company. The options are represented by separate option agreements. The exercise prices of the options range from $10.50 to $12.50. The options vest ratably over a five year period and are void unless exercised within 10 years from the date of grant. The options are subject to forfeiture if the optionee violates any confidentiality, noncompetition, nonsolicitation, or similar provision of an employment agreement. Optionees may not transfer the options except by will or the laws of decent and distribution or pursuant to a qualified domestic relations order.

        In response to this Item, additional information is contained in the company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2004 incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

        In response to this Item, the information contained in the company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2004 is incorporated herein by reference.

Item 13.   Exhibits, List and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

3.1.	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-69973).

3.2.	Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form SB-2, File No. 333-69973).

4.1.	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form SB-2, File No. 333-69973).

10.1	Amended and Restated Employment Agreement between the Organizers of the Company and Michael G. Sanchez, dated September 1, 1998 (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form SB-2, File No. 333-69973).

10.2	The Company’s 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-KSB for the year ended December 31, 1999).

10.3	Form of Organizer Warrant Certificate (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form SB-2, File No. 333-69973).

10.4	Employment Agreement with William J. Kelley dated January 18, 2001 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-QSB for the period ended June 30, 2001).

10.5	Transition Employment Agreement with William J. Kelley dated January 16, 2004.

13	The Company’s 2003 Annual Report.

21	Subsidiaries of the Company.

23.1	Consent of Porter Keadle Moore, LLP

24	Power of Attorney (contained as part of this report on signature page).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

(b)	Reports on Form 8-K No reports were filed on Form 8-K during the period ended December 31, 2003.

Item 14.  Principal Accountant Fees and Services

        In response to this Item, the information contained in the company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2004 is incorporated herein by reference.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CAPITAL BANK HOLDING CORPORATION

Date: March 29, 2004	By: /s/ Michael G. Sanchez Michael G. Sanchez President and Chief Executive Officer

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

Signature	Title	Date

/s/ Ron Anderson Ron Anderson	Director	March 29, 2004

/s/ Christina H. Bryan Christina H. Bryan	Director	March 29, 2004

/s/ C. Brett Carter C. Brett Carter	Director	March 29, 2004

/s/ Suellen Rodeffer Garner Suellen Rodeffer Garner	Director	March 29, 2004

/s/ William K. Haley, M.D. William K. Haley, M.D.	Director	March 29, 2004

/s/ Lorie L. Chism Lorie L. Chism	Director	March 29, 2004

Signature	Title	Date

/s/ David F. Miller David F. Miller	Director	March 29, 2004

/s/ Marlene J. Murphy Marlene J. Murphy	Director	March 29, 2004

/s/ Robert L. Peters Robert L. Peters	Director	March 29, 2004

/s/ Lawrence Piper Lawrence Piper	Director	March 29, 2004

/s/ Michael G. Sanchez Michael G. Sanchez	President, Chief Executive Officer, and Director	March 29, 2004

/s/ Edward E. Wilson Edward E. Wilson	Director	March 29, 2004

/s/ Timothy S. Ayers Timothy S. Ayers	Chief Financial Officer of the Bank	March 29, 2004

INDEX TO EXHIBITS

Exhibit
Number                     Description

3.1.	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-69973).

3.2.	Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form SB-2, File No. 333-69973).

4.1.	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form SB-2, File No. 333-69973).

10.1	Amended and Restated Employment Agreement between the Organizers of the Company and Michael G. Sanchez, dated September 1, 1998 (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form SB-2, File No. 333-69973).

10.2	The Company’s 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-KSB for the year ended December 31, 1999).

10.3	Form of Organizer Warrant Certificate (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form SB-2, File No. 333-69973).

10.4	Employment Agreement with William J. Kelley dated January 18, 2001 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-QSB for the period ended June 30, 2001).

10.5	Transition Employment Agreement with William J. Kelley dated January 16, 2004.

13	The Company’s 2003 Annual Report.

21	Subsidiaries of the Company.

23.1	Consent of Porter Keadle Moore, LLP

24	Power of Attorney (contained as part of this report on signature page).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.