Form 10QSB
period 2004-03-31
FIRST CAPITAL BANK HOLDING CORP
filed 2004-05-14
CIK 1074560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended March 31, 2004

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to _____________

Commission file number 000-30297

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

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,008,400 shares of common stock, par value $.01 per share, were issued and outstanding as of May 7, 2003.

          Transitional Small Business Disclosure Format (check one): Yes      No  X

FIRST CAPITAL BANK HOLDING CORPORATION
PART I. FINANCIAL INFORMATION

Item 1.          Financial Statements

The financial statements of First Capital Bank Holding Corporation (the “Company”) are set forth in the following pages.

FIRST CAPITAL BANK HOLDING CORPORATION

Consolidated Balance Sheets

	March 31,2004	December 31, 2003
	(unaudited)	(audited)
Assets
Cash and due from banks	$2,963,168	5,617,823
Federal funds sold	900,625	237,118
Interest bearing deposits in other banks	-	597,612

Cash and cash equivalents	3,863,793	6,452,553
Investment securities available-for-sale	25,085,587	26,341,621
Other investments	732,000	827,000
Loans, net	66,436,670	53,851,376
Loans available-for-sale	21,607,418	15,920,143
Premises and equipment, net	2,149,186	2,181,229
Accrued interest receivable and other assets	932,647	935,459

	$120,807,301	106,509,381

Liabilities and Shareholders' Equity
Deposits:
Non interest bearing demand	$12,574,889	11,521,127
Interest bearing demand	9,551,281	10,938,389
Savings	23,881,030	25,613,032
Time	18,503,176	17,815,462
Time over $100,000	21,150,139	17,958,328

Total deposits	85,660,515	83,846,338
Fed Funds purchased and Repurchase Agreements	10,252,000	-
Warehouse line of credit	6,838,606	5,075,593
Federal Home Loan Bank advances	3,000,000	3,000,000
Accrued interest payable and other liabilities	780,356	595,737

Total liabilities	106,531,477	92,517,668

Commitments
Shareholders' equity:
Preferred stock, par value $.01, 10,000,000 shares
authorized,
no shares issued and outstanding	-	-
Common stock, par value $.01; 10,000,000 shares authorized;
1,008,400 issued and outstanding March 31, 2004
1,008,000 issued and outstanding December 31, 2003	10,084	10,080
Additional paid-in capital	9,793,774	9,789,578
Retained earnings	4,298,741	4,085,003
Accumulated other comprehensive income	173,225	107,052

Total shareholders' equity	14,275,824	13,991,713

	$120,807,301	106,509,381

See accompanying notes to financial statements.

FIRST CAPITAL BANK HOLDING CORPORATION
Statements of Earnings

For the Three Months Ended March 31, 2004 and 2003 (Unaudited)

	Three Months Ended
	March, 31,
	2004	2003
Interest income:
Interest and fees on loans	$1,136,764	1,249,093
Interest income on investment securities	243,718	133,509
Other interest income	3,617	15,923

Total interest income	1,384,099	1,398,525

Interest expense:
Interest bearing deposits	291,993	405,120
Interest on FHLB borrowings	42,410	57,031
Interest on other borrowings	6,721	123

Total interest expense	341,124	462,274
Net interest income	1,042,975	936,251
Provision for loan losses	56,000	33,000

Net interest income after provision for loan losses	986,975	903,251

Noninterest income:
Service charges on deposit accounts	53,095	47,641
Mortgage and SBA related fees and income	145,603	183,382
Gain on sales of loans	415,684	1,318,503
Gain on sales of securities	115,326	-
Other	7,237	8,001

Total noninterest income	736,945	1,557,527

Noninterest expense:
Salaries and employee benefits	852,550	1,103,344
Occupancy	128,321	128,866
Other	401,311	454,113

Total noninterest expense	1,382,182	1,686,323

Net earnings before provision for income taxes	341,738	774,455

Provision for income taxes:	128,000	287,000

Net income:	$213,738	487,455

Earnings Per Share:
Basic	$.21	.48

Diluted	$.21	.47

See accompanying notes to financial statements.

FIRST CAPITAL BANK HOLDING CORPORATION
Statements of Operations and Comprehensive Income (Loss)

For the Three Months Ended March 31, 2004 and 2003 (Unaudited)

	Three Months
	Ended March 31
	2004	2003
Net earnings	$213,738	487,455
Other comprehensive income, net of tax:
Unrealized (losses) gains on investment
Securities available for sale:
Unrealized (losses) gains arising during the period	215,587	(75,914)
Associated (taxes) benefit	(73,299)	28,088
Reclassification adjustment for gains	(115,326)	-
Associated taxes
	39,211	-

Other comprehensive (loss) income	66,173	(47,826)

Comprehensive income	$279,911	439,629

See accompanying notes to financial statements.

FIRST CAPITAL BANK HOLDING CORPORATION

Statements of Cash Flows

For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$213,738	487,455
Adjustments to reconcile net income to net cash:
Operating activities:
Depreciation, amortization and accretion	86,482	33,398
Provision for loan losses	56,000	33,000
Gain on sale of securities	(115,326)	-
Net change in loans held for sale	(5,687,275)	7,224,573
Change in other assets	(36,053)	1,798
Change in other liabilities	184,619	(122,202)

Net cash (used) provided by in operating activities	(5,297,815)	7,658,022

Cash flows from investing activities:
Proceeds from maturities, calls, and paydowns of securities	1,441,127	2,779,129
Purchase of investment securities available for sale	-	(2,065,692)
Redemption (purchase) of other investments	95,000	424,500
Net change in portfolio loans	(12,641,294)	187,984
Purchase of premises and equipment	(19,168)	(145,627)

Net cash (used) provided in investing activities	(11,124,335)	1,180,294

Cash flows provided by financing activities
Net change in deposits	1,814,177	7,236,630
Net change in repurchase agreements	10,252,000	-
Net change in warehouse line of credit	1,763,013	(15,291,793)
Proceeds from stock options exercised	4,200	-

Net cash (used) provided by financing activities	13,833,390	(8,055,163)

Net increase (decrease) in cash	(2,588,760)	783,153
Cash and cash equivalents at the beginning of the period	6,452,553	5,987,514

Cash and cash equivalents at the end of the period	$3,863,793	6,770,667

Supplemental cash flow information:
Interest paid	$323,122	465,835

Taxes paid	$-	230,000

See accompanying notes to financial statements.

FIRST CAPITAL BANK HOLDING CORPORATION

Notes to Financial Statements
(Unaudited)

Note 1 – Critical Accounting Policies

        We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2003 as filed on our annual report on Form 10-KSB.

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

Stock Compensation Plans

        We have elected not to expense stock options and, as such, have provided proforma disclosures of net earnings and earnings per share, as if the fair value method of accounting had been applied. Had compensation cost for the plan been determined based upon the fair value of the options at the grant dates, our net earnings and net earnings per share for the quarter ended March 31, 2004 and 2003, would have been reduced to the proforma amounts indicated below:

		Three Months Ended
		March 31,
		2004	2003
Net earnings	As reported	$213,738	487,455
	Proforma	$206,591	474,546
Basic earnings per share	As reported	$.21	.48
	Proforma	$.20	.47
Diluted earnings per share	As reported	$.21	.47
	Proforma	$.20	.46

        The fair value of each option is estimated on the date of grant using the Minimum Value pricing model with the following assumptions used for grants in 2004: no dividend yield, a risk free interest rate of 4.35% and an expected life of 10 years. The difference between the net earnings as reported and proforma is the expense associated with the grants, which would have been earned in the period. No options were granted during the first quarter of 2004. This expense was calculated based on the number of options vested during the period multiplied by the fair value at the time of grant net of the related tax effect.

Significant accounting policies continued

Note 2 – Earnings per share

        Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares. Reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three month periods ended March 31, 2004 and 2003 are as follows:

	For the three months ended March 31, 2004
			Earnings
	Net Earnings	Common Shares	Per share
Basic earnings per share	$213,738	1,008,400	$.21
Effect of dilutive securities - Stock Options	-	32,083	-

Diluted earnings per share	$213,738	1,040,483	$.21

	For the three months ended March 31, 2003
			Earnings
	Net Earnings	Common Shares	Per share
Basic earnings per share	$487,455	1,008,000	$.48
Effect of dilutive securities - Stock Options	-	24,709	(.0	1)

Diluted earnings per share	$487,455	1,032,709	$.47

Note 3 –Transition Employment Agreement

        In January 2004, the Company entered into a transition employment agreement with William J. S. Kelley, the Senior Vice President of Wholesale mortgage, to facilitate the sale of the assets of the wholesale mortgage operations by April 30, 2004. As part of the agreement, Mr. Kelley will retain his stock options in the Company.

Note 4 – Subsequent Events

        On April 16, 2004, the bank sold the assets of the wholesale mortgage division to American Mortgage Express, a Pennsylvania corporation. As consideration, the acquiror agreed to assume certain liabilities and continue to perform postclosing services for all loans produced by the wholesale mortgage operations. All employees associated with the wholesale operation were retained by the acquiror.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
                                For the Three Months Ended March 31, 2004 and 2003

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

        This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

o	significant increases in competitive pressure in the banking and financial services industries;

o	changes in the interest rate environment which could reduce anticipated or actual margins;

o	changes in political conditions or the legislative or regulatory environment;

o	general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

o	changes occurring in business conditions and inflation;

o	changes in technology;

o	the level of allowance for loan loss;

o	the rate of delinquencies and amounts of charge-offs;

o	the rates of loan growth;

o	adverse changes in asset quality and resulting credit risk-related losses and expenses;

o	changes in monetary and tax policies;

o	loss of consumer confidence and economic disruptions resulting from terrorist activities;

o	changes in the securities markets; and

o	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
                    continued

Financial Condition

        As we discussed in our annual report to shareholders, in the fourth quarter of 2003, we decided to reposition our resources. We recognized the cyclical nature of income derived from wholesale mortgage banking activities and reflected on the greater than two years of success in this area. However, we noted that the volume in the industry had begun to slow significantly and volumes closer to historical norms were on the horizon. In response to this change, we decided to discontinue wholesale mortgage banking activities through the sale of the assets and refocus attention to the commercial lending market. The bank has hired seasoned lenders and has expanded its geographic scope to include the rapidly growing markets of Nassau County and Savannah, Georgia.

        As of March 31, 2004, we had total assets of $121 million, an increase of 13% when compared to December 31, 2003. The significant factor was the increase in portfolio loans of $12.6 million, or 23%. The increase is indicative of our commitment to focus on core banking activities. New loan demand and production was strong at our Fernandina location and our recently expanded loan production office in Savannah, GA. Production of mortgage loans continued to be slower as expected. However, this decrease was partially offset by production of SBA loans held for sale to secondary markets, which remained strong as a result of the expanded marketing efforts from loan officers. As a result of the sale of the assets of the wholesale division, we anticipate mortgage loans held for sale to be fully funded by investors and liquidated by May 2004. Mortgage loans held for sale were primarily funded through short term bank deposits and alternative sources such as Federal Home Loan Bank advances and warehouse lines of credit. When compared to December 31, 2003, deposits for the three months ended March 31, 2004 increased $1.8 million, or 2%, warehouse line advances increased $1.8 million, or 35%, and overnight bank advances and repurchase agreements totaled $10.3 million. We anticipate the warehouse line, repurchase agreements, overnight correspondent bank advances to be paid down as mortgage loans held for sale are funded by investors. Repurchase agreements and warehouse line advances are short term borrowings and fluctuate according to loan demand.

        Our portfolio loan to deposit and total loan to deposit ratios were 78% and 64%, as of March 31, 2004 and December 31, 2003. Our long-term target for portfolio loans to deposit ratio is 80%. We are making a concerted effort to develop quality portfolio loan business in the local market and to manage the deposit growth consistent with expected loan demand.

        The deposit mix at March 31, 2004 was as follows: $12.6 million (15% of total deposits) in noninterest bearing demand deposits; $9.6 million (11% of total deposits) in interest checking accounts; $23.9 million (28% of total deposits) in savings accounts; and $39.7 milllion (46% of total deposits) in time deposits. The deposit mix remains weighted towards higher costing time deposits. We expect this trend to continue with emphasis on time deposits, thus increasing the average cost of funds and potentially reducing the bank’s net interest margin.

        At March 31, 2004, all securities were classified as available for sale, totaling $25.1 million. The current investment portfolio strategy is primarily to provide liquidity for funding loans and initial operating expenditures and secondarily for earnings enhancement. Accordingly, all investment securities are pledgeable to raise funding through public deposits, secured borrowing, or repurchase agreements.

        At March 31, 2004, retained earnings totaled $4.3 million, including $214 thousand net earnings for the three month period ended.

Results of Operations

        Net income for the three months ended March 31, 2004 was $214 thousand, as compared to $487 thousand for the same period in 2003. The decrease in our results was due decreases in noninterest income generated from the planned sale of our mortgage division. As anticipated, changes in the interest rate environment impacted the mortgage refinancing market and mortgage loan volumes. Activities from our wholesale banking operations produced a net loss of $23 thousand for the period ended March 31, 2004, compared to income of $311 thousand for the same period in 2003. Income from our core-banking unit was $273 thousand for the three months ended March 31, 2004 compared to $190 thousand for the same period in 2003. We expect income from the growth of the core-banking unit to continue to improve. However, we will no longer generate income associated with our wholesale mortgage activities following the sale of the assets of the operations.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
                    continued

Net interest Income

        Net interest income for the three months ended March 31, 2004 was $1.0 million, compared to $903 thousand for the three months ended March 31, 2004. Total interest income for the first three months of 2004 was $1.4 million, compared to $1.4 million for the same period in 2003. Included in interest income is interest and fees on loans totaling $1.1 million for the three months ended March 31, 2004 and $1.2 million for the same period in 2003. Interest income also includes interest income on investments of $244 thousand and $134 thousand for the three months ended March 31, 2004 and 2003, respectively. Net interest income from core banking activities totaled $981 thousand for the three months ended March 31, 2004 compared to $797 thousand for the same period in 2003. The growth in interest income in core banking activities reflects the growth in our core interest earning assets. Interest income on loans as a percentage of total interest income decreased to 82% at March 31, 2004, as compared to 89% for the same period last year. The decrease is due to the lower average outstanding balances of mortgage loans held for sale. We expect average loans available for sale to continue to decrease and result in a decrease in interest income as compared to 2003. We expect the impact to be offset by continued growth in portfolio loans. We incurred interest expense on interest bearing deposits of $292 thousand for the three months ended March 31, 2004, as compared to $405 thousand for the same period in 2003. These numbers reflect the effect of the decrease in the cost of deposits for the year due to the decrease in rates offered on these products. Additionally, we recognized $49 thousand and $57 thousand of interest expense from FHLB term and warehouse advances for the three months ended March 31, 2004 and 2003, respectively.

        Our earning assets are principally floating rate while the funding sources are primarily money market and short term time deposits. The net interest margins as of March 31, 2004 and 2003 were 4.20% and 4.15%, respectively. Our margins have remained consistent due to the repricing of certificates of deposit which reduced the overall cost of funds. We expect interest margins to remain consistent or decrease slightly as our funding sources increase our cost of funds.

        The following table details the relationship between interest income and expense and the average balances of interest earning assets and interest bearing liabilities for the three months ended March 31, 2004 and 2003.

		2004			2003
		Interest			Interest
	Average	Income/		Average	Income
	Balances	Expense	Rate/Yield	Balances	Expense	Rate/Yield
Loans	$71,738,336	1,136,764	6.36%	$76,911,214	1,249,093	6.59%
Federal funds sold and
deposits with banks	1,329,036	3,617	1.09%	3,297,766	15,923	1.96%
Investments	26,855,859	243,718	3.64%	10,011,472	133,509	5.41%

Interest earning assets	99,923,231	1,384,099	5.56%	90,220,452	1,398,525	6.29%

Interest bearing deposits	71,873,404	291,993	1.63%	68,120,998	405,120	2.41%
FHLB borrowings	6,829,999	42,410	2.49%	6,597,853	57,031	3.51%
Other borrowings	2,315,337	6,721	1.16%	82,199	123	0.61%

Interest bearing liabilities	$81,018,740	341,124	1.69%	$74,801,050	462,274	2.51%

Net interest income		1,042,975			0

Net interest spread			3.87%			3.78%

Net interest margin			4.20%			4.15%

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

        The provision for loan losses was $56,000 and $33,000 for the three months ended March 31, 2004 and 2003, respectively. Our judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality, and review of specific problem loans. In determining the adequacy of the allowance for loan losses, management uses a loan grading system that rates loans in different categories. Certain grades representing criticized or classified loans are assigned allocations of loss based on management’s estimate of potential loss that is generally based on historical losses and/or collateral deficiencies. Other loans are graded by type and allocated loss ranges based on management’s perceived inherent loss for the loan type. The combination of these results are compared monthly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses. We use an independent third party loan reviewer to challenge and corroborate the loan grading system and provide additional analysis in determining the adequacy of the allowance for loan losses and the future provisions for estimated loans.

        At March 31, 2004, the allowance for loan losses was $830,401 compared to $789,344 at December 31, 2003, which represented 1.23% and 1.44% of outstanding portfolio loans, respectively. We believe that the allowance for loan losses is adequate, based on internal reviews and external reviews of the quality of the loan portfolio and bank peer group data. Our evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Our losses will vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time. While we do use available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the bank’s allowance for loan losses. These agencies may require the bank to recognize additions to the allowance based on judgments different than those of management.

The following is a summary of our loan loss history.

	March 31, 2004	March 31, 2003
Balance January 1,	$789,344	$765,000
Year to date provision for loan losses	56,000	33,000
Charged off loans	(14,943)	-
Recoveries	-	104

Balance, end of period	$830,401	$797,896

        As of March 31, 2004, we had one non-accrual loan totaling $44,827, which is guaranteed by the Small Business Administration. At December 31, 2003, we had one non-accrual loan totaling $209,000, of which $157,050, was partially guaranteed by the Small Business Administration. We have no loans past due 90 days or more accruing interest.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
                    continued

Noninterest Income and Expense

        Noninterest income was $737 thousand and $1.6 million for the three months ended March 31, 2004 and 2003, respectively. This decrease consists primarily of gains on sales of mortgages loans. Mortgage customers continued to take advantage of low interest rates, driving mortgage loan volume and revenues through the third quarter of 2003. Mortgage volumes decreased in the fourth quarter of 2003 and first quarter 2004, reflecting recent changes in the interest rate environment and our plans to discontinue our wholesale mortgage operations. We expect non interest income to decrease significantly compared to 2003 as a result of the discontinuation of our wholesale mortgage activities.

        Noninterest expense was $1.4 million and $1.7 million for the three month period ended March 31, 2004 and 2003, respectively. Salaries and benefits for the three months ended March 31, 2004 and 2003 totaled $853 thousand and $1.1 million, respectively. The decrease is primarily due to reduction in incentive compensation at our wholesale mortgage operations related to mortgage production. The remainder of the increase in noninterest expense is related primarily to mortgage loan expenses and associated costs for data processing, ATM processing and advertising.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
                    continued

Segment Information

        Our company operates two business segments: community banking and mortgage banking. These segments are primarily identified by the products or services offered and the channels through which they are offered. The community banking segment consists of our full-service bank that offers customers traditional banking products and services through various delivery channels. The mortgage banking segment consists of mortgage brokerage facilities that originate, acquire, and sell mortgage products. As we discussed in our annual report to shareholders, in the fourth quarter of 2003, we decided to reposition our resources. We recognized the cyclical nature of income derived from wholesale mortgage banking activities and reflected on the greater than two years of success in this area. However, we noted that the volume in the industry had begun to slow significantly and volumes closer to historical norms were on the horizon. In response to this change, we decided to discontinue wholesale mortgage banking activities through the sale of the assets and refocus attention to the commercial lending market. Information as of March 31, 2004, for each of the segments is included below:

Three months ended	Community	Mortgage
March 31, 2004	Banking	Banking	Parent	Eliminations	Total
Net interest income	$981,226	57,726	4,023	-	1,042,975
Provision for loan losses	(56,000)	-	-	-	(56,000)

Net interest income after provision
for loan losses	925,226	57,726	4,023	-	986,975
Noninterest income	258,697	478,248	-	-	736,945
Noninterest expense	748,615	571,264	62,303	-	1,382,182

Income (loss) before income taxes	435,308	(35,290)	(58,280)	-	341,738
Income tax expense (benefit)	162,000	(12,000)	(22,000)	-	128,000

Net income (loss)	$273,308	(23,290)	(36,280)	-	213,738

Average assets	$95,452,276	9,300,910	14,294,824	(14,294,824)	104,753,186

Three months ended	Community	Mortgage
March 31, 2003	Banking	Banking	Parent	Eliminations	Total
Net interest income	$796,517	132,834	6,900	-	936,251
Provision for loan losses	(33,000)	-	-	-	(33,000)

Net interest income after provision
for loan losses	763,517	132,834	6,900	-	903,251

Noninterest income	236,599	1,320,928	-	-	1,557,527
Noninterest expense	694,709	961,656	29,958	-	1,686,323

Income (loss) before income taxes	305,407	492,106	(23,058)	-	774,455
Income tax expense (benefit)	115,000	181,000	(9,000)	-	287,000

Net income (loss)	$190,407	311,106	(14,058)	-	487,455

Average assets	$74,912,337	22,672,691	12,645,513	(12,645,513)	97,585,028

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
                    continued

Liquidity and Capital

        The bank has established short-term federal funds purchase lines of credit with its correspondent banks, which total $6.7 million. These lines are unsecured and are designed to provide the bank with short-term liquidity. These lines may be revoked at any time by the correspondent banks and are available to the bank simply as an accommodation for short-term (two weeks or less) liquidity needs. The bank also has a warehouse line of credit with the Federal Home Loan Bank in the amount of $24 million and an early purchase line of credit of $50 million with Countrywide Warehouse Lending to provide funding for mortgage loans held for sale. Additionally, the bank has cash and cash equivalents of $3.9 million and investments available for sale of $25.1 million to fund operations and loan growth.

        Currently, we limit investments to highly liquid overnight investments in correspondent banks and bank-qualified securities. For the foreseeable future, the bank will consider its investment portfolio primarily as a source for liquidity and secondarily as a source for earnings.

	Amount	%
Total capital (to risk weighted assets)	$12,911,000	14.37
Tier 1 capital (to risk weighted assets)	$12,738,000	13.49
Tier 1 capital (to average assets)	$12,768,000	12.16

Off Balance Sheet Risk

        Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2004, we had issued commitments to extend credit of $15.6 million through various types of commercial lending arrangements, of which $1.6 million was at fixed rates and $14.0 million was at variable rates. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Item 3. Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2004.

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

          None

Item 3.  Defaults Upon Senior Securities

          None

Item 4.  Submission of Matters to a Vote of Security Holders

          None

Item 5.  Other Information

          None

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits:

          Exhibit    Description

31.1    Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2    Rule 13a-14(a) Certification of the Chief Financial Officer.

32    Section 1350 Certifications.

(b)     Reports on Form 8-K

            No reports were filed by the company during the quarter ended March 31, 2004.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CAPITAL BANK HOLDING COMPANY (Registrant) By: /s/ Michael G. Sanchez Michael G. Sanchez President and Chief Executive Officer

Date: May 14, 2004

By: /s/ Timothy S. Ayers Timothy S. Ayers Principal Accounting and Chief Financial Officer

Date: May 14, 2004

INDEX TO EXHIBITS

Exhibit
Number    Description

31.1      Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2      Rule 13a-14(a) Certification of the Chief Financial Officer.

32         Section 1350 Certifications.