Form 10QSB
period 2004-06-30
FIRST CAPITAL BANK HOLDING CORP
filed 2004-08-13
CIK 1074560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly report ended June 30, 2004

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

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,182,200 shares of common stock, par value $.01 per share, were issued and outstanding as of July 27, 2004.

          Transitional Small Business Disclosure Format (check one): Yes      No  X

FIRST CAPITAL BANK HOLDING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

The financial statements of First Capital Bank Holding Corporation (the “Company”) are set forth in the following pages.

First Capital Bank Holding Corporation

Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
	(unaudited)	(audited)
Assets
Cash and due from banks	$2,898,925	5,617,823
Federal funds sold	5,009,763	237,118
Interest bearing deposits in other banks	317,854	597,612

Cash and cash equivalents	8,226,542	6,452,553
Investment securities available-for-sale	23,613,024	26,341,621
Investment securities held to maturity	14,363,978	-
Other investments	1,140,000	827,000
Loans, net	77,828,895	53,851,376
Loans available-for-sale	5,057,969	15,920,143
Premises and equipment, net	2,106,876	2,181,229
Accrued interest receivable and other assets	1,164,655	935,459

Total assets	$133,501,939	106,509,381

Liabilities and Shareholders' Equity
Deposits:
Non interest bearing demand	$11,593,510	11,521,127
Interest bearing demand	13,234,087	10,938,389
Savings	29,092,624	25,613,032
Time	21,659,415	17,815,462
Time over $100,000	25,226,312	17,958,328

Total deposits	100,805,948	83,846,338
Warehouse line of credit	-	5,075,593
Federal Home Loan Bank advances	18,000,000	3,000,000
Accrued interest payable and other liabilities	402,791	595,737

Total liabilities	119,208,739	92,517,668

Commitments
Shareholders' equity:
Preferred stock, par value $.01, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, par value $.01; 10,000,000 shares authorized;
1,024,700 issued and outstanding June 30, 2004
1,008,000 issued and outstanding December 31, 2003	10,247	10,080
Additional paid-in capital	9,965,561	9,789,578
Retained earnings	4,532,393	4,085,003
Accumulated other comprehensive income	(215,001)	107,052

Total shareholders' equity	14,293,200	13,991,713

	$133,501,939	106,509,381

See accompanying notes to financial statements.

First Capital Bank Holding Corporation
Statements of Earnings

For the Three Months and the Six Months Ended June 30, 2004 and 2003 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Interest income:
Interest and fees on loans	$1,319,936	1,282,933	2,456,700	2,532,026
Interest income on investment securities	299,353	96,117	543,071	229,626
Interest income on federal funds sold	5,786	8,776	7,962	19,395
Interest income on deposits in other banks	2,405	7,414	3,846	12,718

Total interest income	1,627,480	1,395,240	3,011,579	2,793,765

Interest expense:
Interest bearing deposits	351,439	396,053	643,432	801,173
Interest on FHLB borrowings	102,657	43,870	145,067	100,901
Interest on other borrowings	13,350	251	20,071	374

Total interest expense	467,446	440,174	808,570	902,448
Net interest income	1,160,034	1,160,034	2,203,009	2,203,009

Provision for loan losses	132,000	-	188,000	33,000

Net interest income after provision for loan losses	1,028,034	955,066	2,015,009	2,015,009

Noninterest income:
Service charges on deposit accounts	60,885	47,528	113,980	95,169
Mortgage and SBA related fees and income	66,749	311,398	212,352	494,780
Gain on sales of loans	278,475	1,621,677	694,159	2,940,180
Gain on sales of securities	-	-	115,326	-
Other	9,317	10,026	16,554	18,027

Total noninterest income	415,426	10,026	1,152,371	18,027

Noninterest expense:
Salaries and employee benefits	592,871	1,271,920	1,445,421	2,375,264
Occupancy	125,582	130,405	253,903	259,271
Other	356,355	525,573	757,666	979,686

Total noninterest expense	1,074,808	1,927,898	2,456,990	3,614,221

Net earnings before provision for income taxes	368,652	1,028,034	710,390	2,015,009

Provision for income taxes:	135,000	376,000	263,000	663,000

Net income:	$233,652	0	447,390	0

Earnings Per Share:
Basic	$.23	.64	.44	1.12

Diluted	$.22	.60	.43	1.05

See accompanying notes to financial statements.

Statements of Comprehensive Income (Loss)

For the Three and Six Months Ended June 30, 2004 and 2003 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net earnings	$233,652	641,797	447,390	1,129,252

Other comprehensive income, net of tax:
Unrealized (losses) gains on investment
Securities available for sale:	(597,271)	(47,114)	(380,140)	(119,577)
Unrealized (losses) gains arising during the
period	209,045	16,019	133,049	40,656

Associated (taxes) benefit
Reclassification adjustment for gains	-	-	(115,326)	-
Associated taxes	-	-	40,364	-

Other comprehensive income (loss)	(388,226)	(31,095)	(322,053)	(78,921)
Comprehensive income (loss)	$(154,574)	610,702	125,337	1,050,331

First Capital Bank Holding Corporation

Statements of Cash Flows

For the Six Months Ended June 30, 2004 and 2003
(Unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$447,390	1,129,252
Adjustments to reconcile net income to net cash:
Operating activities:
Depreciation, amortization and accretion	174,486	106,365
Provision for loan losses	188,000	33,000
Gain on sale of securities	(115,326)	-
Net change in loans held for sale	10,862,174	(5,147,984)
Change in other assets	(40,055)	157,219
Change in other liabilities	(192,946)	(775,194)

Net cash provided (used) by operating activities	11,323,723	(4,497,344)

Cash flows from investing activities:
Proceeds from maturities, calls, and paydowns of securities available
for sale	2,255,508	3,762,772
Proceeds from maturities, calls, and paydowns of securities available
for sale	154,935	-
Purchase of investment securities available for sale	-	(2,065,692)
Purchase of investment securities held to maturity	(14,518,913)	-
Purchase (redemption) of other investments	(313,000)	533,000
Net change in portfolio loans	(24,165,519)	(1,492,927)
Purchase of premises and equipment	(22,912)	(165,947)

Net cash (used) provided by investing activities	(36,609,901)	571,206

Cash flows provided by financing activities
Net change in deposits	16,959,610	15,883,128
Net change in repurchase agreements	-	-
Net change in warehouse line of credit	(5,075,593)	(10,239,327)
Net change in Federal Home Loan Bank advances	15,000,000	-
Proceeds from stock options exercised	176,150	-

Net cash provided by financing activities	27,060,167	5,643,801

Net increase in cash	1,773,989	1,717,663
Cash and cash equivalents at the beginning of the period	6,452,553	5,987,514

Cash and cash equivalents at the end of the period	$8,226,542	7,705,177

Supplemental cash flow information:
Interest paid	$735,531	939,139

Taxes paid	$183,847	816,000

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

        Many of our assets and liabilities are recorded using various valuation techniques that require significant judgment as to recoverability. We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses. In addition, investment securities and mortgage loans held for sale are reflected at their estimated fair value in the consolidated financial statements. Such amounts are based on either quoted market prices or estimated values derived by using dealer quotes or market comparisons.

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

Stock Compensation Plans

        We have elected not to expense stock options and, as such, have provided pro forma disclosures of net earnings and earnings per share, as if the fair value method of accounting had been applied. Had compensation cost for the plan been determined based upon the fair value of the options at the grant dates, our net earnings and net earnings per share for the quarter and six months ended June 30, 2004 and 2003, would have been reduced to the pro forma amounts indicated below:

		Quarter Ended		Six Months Ended
		June 30,		June 30,
		2004	2003	2004	2003
Net earnings	As reported	$233,652	641,797	447,390	1,129,252
	Pro forma	$227,796	627,091	435,677	1,101,947
Basic earnings per share	As reported	$.23	.64	.44	1.12
	Pro forma	$.23	.60	.43	1.05
Diluted earnings per share	As reported	$.21	.60	.41	1.05
	Pro forma	$.21	.56	.40	.98

        The fair value of each option is estimated on the date of grant using the Minimum Value pricing model with the following assumptions used for grants in 2004: no dividend yield; a risk free interest rate of 4.35%; and an expected life of 10 years. The difference between the net earnings as reported and pro forma is the expense associated with the grants, which would have been earned in the period. In May 2004, the Board of Directors elected to proceed with an additional employee equity incentive plan to be finalized in the third quarter of 2004 after the completion of a third party stock valuation. The directors approved 21,500 options to be granted at a strike price equal to fair market value, as determined by the third party valuation. This expense was calculated based on the number of options vested during the period multiplied by the fair value at the time of grant net of the related tax effect.

Significant accounting policies continued

Note 2 – Earnings per share

        Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares. Reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the quarter and the six month period ended June 30, 2004 and 2003 are as follows:

	For the six months ended June 30, 2004
			Earnings
	Net Earnings	Common Shares	Per share
Basic earnings per share	$447,390	1,010,156	$0.44
Effect of dilutive securities - Stock Options and Warrants	-	83,262	$0.03

Diluted earnings per share	$447,390	1,093,418	$0.41

	For the Quarter ended June 30, 2004
			Earnings
	Net Earnings	Common Shares	Per share
Basic earnings per share	$233,652	1,012,066	$0.23
Effect of dilutive securities - Stock Options and Warrants	-	81,352	$0.02

Diluted earnings per share	$233,652	1,093,418	$0.21

	For the six months ended June 30, 2003
			Earnings
	Net Earnings	Common Shares	Per share
Basic earnings per share	$1,129,252	1,008,000	$1.12
Effect of dilutive securities - Stock Options and Warrants	-	69,709	$0.07

Diluted earnings per share	$1,129,252	1,077,709	$1.05

	For the Quarter ended June 30, 2003
			Earnings
	Net Earnings	Common Shares	Per share
Basic earnings per share	$641,797	1,008,000	$0.64
Effect of dilutive securities - Stock Options and Warrants	-	69,709	$0.04

Diluted earnings per share	$641,797	1,077,709	$0.60

Note 3 – Sale of Assets

        On April 16, 2004, the bank sold the assets of the wholesale mortgage division to American Mortgage Express, a Pennsylvania corporation. As consideration, the acquiror agreed to assume certain liabilities and continue to perform post-closing services for all loans produced by the wholesale mortgage operations. All employees associated with the wholesale operation were retained by the acquiror.

Note 4 – Subsequent Events

        By July 26, 2004, directors and former directors exercised 157,500 warrants for common stock of First Capital Bank Holding Corporation. All outstanding warrants have been exercised or allowed to expire.

Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations
For the Quarters Ended and Six Month Periods Ended June 30, 2004 and 2003
FORWARD-LOOKING STATEMENTS

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

        This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

o	significant increases in competitive pressure in the banking and financial services industries;

o	changes in the interest rate environment which could reduce anticipated or actual margins;

o	changes in political conditions or the legislative or regulatory environment;

o	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

o	changes occurring in business conditions and inflation;

o	changes in technology;

o	the level of allowance for loan loss;

o	the rate of delinquencies and amounts of charge-offs;

o	the rates of loan growth;

o	adverse changes in asset quality and resulting credit risk-related losses and expenses;

o	changes in monetary and tax policies;

o	loss of consumer confidence and economic disruptions resulting from terrorist activities;

o	changes in the securities markets; and

o	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission

Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations,
                continued

Overview

        The following discussion describes our results of operations for the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003 as well as results for the six months ended June 30, 2004 and 2003, and also analyzes our financial condition as of June 30, 2004 as compared to December 31, 2003. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

        Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section we have included a detailed discussion of this process.

        In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this non-interest income, as well as our non-interest expense, in the following discussion.

        The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Financial Condition

        As we discussed in our annual report to shareholders and the first quarter 10QSB, in the fourth quarter of 2003 we decided to reposition our resources. We recognized the cyclical nature of income derived from wholesale mortgage banking activities and reflected on the greater than two years of success in this area. However, we noted that the volume in the industry had begun to slow significantly and volumes approached historical norms. In response to this change, we decided to discontinue wholesale mortgage banking activities through the sale of the assets and refocus attention to the commercial lending market. We completed the transaction in April of 2004. We have concentrated our focus on expanding our core banking activities and attracting quality loans in the rapidly growing markets of Nassau County and Savannah, Georgia. We continued geographic expansion by opening a loan production office in Jacksonville, Florida in June.

        As of June 30, 2004, we had total assets of $133.5 million, an increase of 25% when compared to December 31, 2003. The significant factors were increases in portfolio loans of $24.0 million, or 45%, and investment securities of $11.6 million, or 44%. The increase is indicative of our commitment to focus on core banking activities. New loan demand and production was strong at our Fernandina location and our recently expanded loan production office in Savannah, Georgia. As expected, the production of mortgage loans continued to be slow. However, this decrease was partially offset by production of SBA loans held for sale to secondary markets, which remained strong as a result of the expanded marketing efforts from loan officers. As a result of the sale of the assets of the wholesale division, mortgage loans held for sale were funded by investors and liquidated in the second quarter. Mortgage loans held for sale were primarily funded through short-term bank deposits and alternative sources such as FHLB advances and warehouse lines of credit. When compared to December 31, 2003, deposits for the six months ended June 30, 2004 increased $17.0 million, or 20%, warehouse line advances of $5.1 million were repaid, and FHLB advances increased to $18.0 million from $3.0 million. No overnight bank advances or repurchase agreements were outstanding at June 30, 2004. Repurchase agreements and warehouse line advances are short-term borrowings and fluctuate according to loan demand.

        Our portfolio loan to deposit ratios were 78% and 57%, as of June 30, 2004 and 2003, respectively. Our long-term target for portfolio loans to deposit ratio is 80%. We are making a concerted effort to develop a quality portfolio loan business in the local market and to manage the deposit growth consistent with expected loan demand.

        The deposit mix at June 30, 2004 was as follows: $11.6 million (12% of total deposits) in noninterest bearing demand deposits; $13.2 million (13% of total deposits) in interest checking accounts; $29.1 million (29% of total deposits) in savings accounts; and $46.9 million (46% of total deposits) in time deposits. The deposit mix remains weighted towards higher costing time deposits. We expect this trend to continue with emphasis on time deposits, thus increasing the average cost of funds and potentially reducing the bank’s net interest margin.

        At June 30, 2004, total investment securities were $38 million, $23.6 million in securities classified as available for sale, and $14.4 million in securities classified as held to maturity. In the second quarter, we determined that liquidity was sufficient to support the current operating needs and growth opportunities of the bank. As a result, purchases of investments in the second quarter were classified as held to maturity. The current investment portfolio strategy is primarily to provide liquidity for funding loans and earnings enhancement. Accordingly, all investment securities are pledgeable to raise funding through public deposits, secured borrowing, or repurchase agreements.

        At June 30, 2004, retained earnings totaled $4.5 million, including $447,000 net earnings for the six months ended June 30, 2004.

Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations,
                continued

Results of Operations

        Net income for the six months ended June 30, 2004 was $447,000, as compared to $1.1 million for the same period in 2003. For the quarters ended June 30, 2004 and 2003, net income was $234,000 and $642,000, respectively. The decrease in our results was due to decreases in noninterest income generated from the sale of the assets of the wholesale mortgage division. As anticipated, changes in the interest rate environment impacted the mortgage refinancing market and mortgage loan volumes. Activities from our wholesale banking operations produced a net loss of $39,000 for the period ended June 30, 2004, compared to income of $788,000 for the same period in 2003. Net income from core banking activities for the six month period ended June 30, 2004 was $486,000 compared to $341,000 for the same period in 2003. The improvement in our results was due to improved net interest income. We expect income from the growth of our core banking unit to continue to improve. However, we will no longer generate income associated with our wholesale mortgage activities.

        Core bank earnings for the six months ended June 30, 2004 were $485,905, compared to $341,418 for the same period in 2003, an increase of 42%. Core bank earnings exclude earnings or loss related to our wholesale residential mortgage operations. As described above, we discontinued our wholesale residential mortgage operations in April 2004. The residential mortgage division was primarily a wholesale operation and the division relied heavily on the refinancing market. During the six months ended June 30, 2004, we incurred a loss of $38,515 related to the discontinuation of the wholesale mortgage operations, as compared to net income during the six months ended June 30, 2003 of $787,834 related to the operation of the wholesale mortgage division.

Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations,
                continued

Net Interest Income

        Net interest income for the six months ended June 30, 2004 was $2.2 million, compared to $1.9 million for the six months ended June 30, 2003. Total interest income for the first six months of 2004 was $3.0 million, compared to $2.8 million for the same period in 2003. Included in interest income is interest and fees on loans totaling $2.5 million for the six months ended June 30, 2004 and 2003. Interest income also included interest income on investments of $543,000 and $230,000 for the six months ended June 30, 2004 and 2003, respectively. The growth in interest income in core banking activities reflects the growth in our core interest-earning assets. Interest income on loans as a percentage of total interest income decreased to 82% at June 30, 2004, as compared to 91% for the same period last year. The decrease is due to the increase in average investment securities and lower yields in the loan portfolio. We incurred interest expense on interest bearing deposits of $643,000 for the six months ended June 30, 2004, as compared to $801,000 for the same period in 2003. Additionally, we recognized $145,000 and $101,000 of interest expense from FHLB term and warehouse advances for the six months ended June 30, 2004 and 2003, respectively.

        Our earning assets are principally floating rate while the funding sources are primarily money market and short-term time deposits. The net interest margins as of June 30, 2004 and 2003 were 4.02% and 4.03%, respectively. Our margins have remained consistent due to the repricing of certificates of deposit which reduced the overall cost of funds. We expect interest margins to remain consistent or decrease slightly as our funding sources increase our cost of funds.

        The following table details the relationship between interest income and expense and the average balances of interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2004 and 2003.

		2004			2003
		Interest			Interest
	Average	Income/		Average	Income
	Balances	Expense	Rate/Yield	Balances	Expense	Rate/Yield
Loans	$79,106,695	2,456,700	6.25%	$79,824,541	2,532,026	6.40%
Federal funds sold and
deposits with banks	1,954,838	11,808	1.21%	5,119,666	32,113	1.26%
Investments	29,228,237	543,071	3.74%	9,807,459	229,626	4.72%

Interest earning assets	110,289,770	3,011,579	5.49%	94,751,666	2,793,765	5.95%

Interest bearing deposits	77,162,839	643,432	1.68%	70,804,988	801,173	2.28%
FHLB borrowings	9,869,880	145,067	2.96%	5,883,642	100,901	3.46%
Other borrowings	2,940,877	20,070	1.37%	60,343	374	1.25%

Interest bearing liabilities	89,973,596	808,570	1.81%	76,748,973	902,448	2.37%

Net interest income		2,203,009			1,891,317

Net interest spread			3.68%			3.57%

Net interest margin			4.02%			4.03%

        For the quarters ending June 30, 2004 and 2003, respectively, net income was $234,000 and $642,000, while net interest income after provision for loan losses was $1.0 million and $955,000.

Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations,
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

        The provision for loan losses was $188,000 and $33,000 for the six months ended June 30, 2004 and 2003, respectively. Our judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality, and review of specific problem loans. In determining the adequacy of the allowance for loan losses, we use a loan grading system that rates loans in different categories. Certain grades representing criticized or classified loans are assigned allocations of loss based on our estimate of potential loss that is generally based on historical losses and/or collateral deficiencies. Other loans are graded by type and allocated loss ranges based on our perceived inherent loss for the loan type. The combination of these results are compared monthly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses. We use an independent third party loan reviewer to challenge and corroborate the loan grading system and provide additional analysis in determining the adequacy of the allowance for loan losses and the future provisions for estimated loans.

        At June 30, 2004, the allowance for loan losses was $917,575 compared to $789,344 at December 31, 2003, which represented 1.17% and 1.49% of outstanding portfolio loans, respectively. The decrease in the percentage of allowance to portfolio loans is reflective of the lower level of adversely rated credits. We believe that the allowance for loan losses is adequate, based on internal reviews and external reviews of the quality of the loan portfolio and bank peer group data. Our evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time. Due to the rapid growth of our bank over the past several years and our short operating history, a large portion of the loans in our loan portfolio and of our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. While we do use available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the bank’s allowance for loan losses. These agencies may require the bank to recognize additions to the allowance based on judgments different than those of management.

The following is a summary of our loan loss history;

	June 30, 2004	June 30, 2003
Balance January 1,	$789,344	$765,000
Year to date provision for loan losses	188,000	33,000
Charged off loans	(59,769)	(1,396)
Recoveries	-	-

Balance, end of period	$917,575	$796,604

Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations,
                continued

        As of June 30, 2004, we had no non-accrual loans. At December 31, 2003, we had one non-accrual loan totaling $550,000, which was partially guaranteed by the Small Business Administration. We have no loans past due 90 days or more accruing interest.

Noninterest Income and Expense

        Noninterest income was $1.2 million and $3.5 million for the six month periods ended June 30, 2004 and 2003, respectively, and $415,000 and $2.0 million for the quarters ended June 30, 2004 and 2003, respectively. This decrease consists primarily from decreases in gains on sales of mortgage loans as a result of the discontinuation of our wholesale residential mortgage operations in April 2004. Mortgage customers continued to take advantage of low interest rates, driving mortgage loan volume and revenues through the third quarter of 2003. Mortgage volumes decreased in the fourth quarter of 2003 and first two quarters of 2004, reflecting recent changes in the interest rate environment and ultimately our discontinuation of our wholesale mortgage operations. As we noted in previous filings, we expected noninterest income to decrease significantly compared to 2003 as a result of the discontinuation of our wholesale mortgage activities.

        Noninterest expense was $2.5 million and $3.6 million for the six month periods ended June 30, 2004 and 2003, respectively, and $1.1 million and $2.0 million for the quarters ended June 30, 2004 and 2003, respectively. Salaries and benefits for the six months ended June 30, 2004 and 2003 totaled $1.4 million and $2.4 million, respectively. The decrease is primarily due to reduction in incentive compensation at our wholesale mortgage operations related to mortgage production. The remainder of the increase in noninterest expense is related primarily to mortgage loan expenses and associated costs for data processing, ATM processing and advertising.

Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations,
                continued

Segment Information

        Until we discontinued our wholesale residential mortgage operations in April 2004, our company operated two business segments: community banking and mortgage banking. These segments are primarily identified by the products or services offered and the channels through which they are offered. The community banking segment consists of our full-service bank that offers customers traditional banking products and services through various delivery channels. The mortgage banking segment consisted of mortgage brokerage facilities that originate, acquire, and sell mortgage products. Information as of June 30, 2004, for each of the segments is included below:

Six months ended	Community	Mortgage
June 30, 2004	Banking	Banking	Parent	Eliminations	Total
Net interest income	$2,080,268	114,770	7,971	-	2,203,009
Provision for loan losses	(188,000)	-	-	-	(188,000)

Net interest income after provision
for loan losses	1,892,268	114,770	7,971	-	2,015,009
Noninterest income	560,539	591,832	-	-	1,152,371
Noninterest expense	1,559,074	767,117	130,799	-	2,456,990

Income (loss) before income taxes	893,733	(60,515)	(122,828)	-	710,390
Income tax expense (benefit)	331,000	(22,000)	(46,000)	-	263,000

Net income (loss)	$562,733	(38,515)	(76,828)	-	447,390

Average assets	$106,980,544	8,417,132	115,397,676	(115,397,676)	115,397,676

Six months ended	Community	Mortgage
June 30, 2004	Banking	Banking	Parent	Eliminations	Total
Net interest income	$1,575,922	302,158	13,237	-	1,891,317
Provision for loan losses	(33,000)	-	-	-	(33,000)

Net interest income after provision
for loan losses	1,542,922	302,158	13,237	-	1,858,317
Noninterest income	457,813	3,090,343	-	-	3,548,156
Noninterest expense	1,391,328	2,141,667	81,226	3,614,221	3,614,221

Income (loss) before income taxes	609,407	1,250,834	(67,989)	-	1,792,252
Income tax expense (benefit)	225,000	463,000	(25,000)	-	663,000

Net income (loss)	$384,407	787,834	(42,989)	-	1,129,252

Average assets	$76,289,623	24,400,625	100,690,248	(100,690,248)	100,690,248

Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations,
                continued

Liquidity and Capital

        Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities. Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control.

        The bank has established short-term federal funds purchase lines of credit with its correspondent banks, which total $6.7 million. These lines are unsecured and are designed to provide the bank with short-term liquidity. These lines may be revoked at any time by the correspondent banks and are available to the bank simply as an accommodation for short-term (two weeks or less) liquidity needs. Additionally, the bank has cash and cash equivalents of $8.2 million and investments available for sale of $23.6 million to fund operations and loan growth.

        Currently, we limit investments to highly liquid overnight investments in correspondent banks and bank-qualified securities. In May 2004, we purchased $15 million of securities classified as held to maturity to employ capital, adding to the amount of our earning assets. The purchase was funded by Federal Home Loan Bank advances structured to compliment the current cash flows of the investment portfolio. For the foreseeable future, we will consider our investment portfolio primarily as a source for liquidity and a source for earnings.

        Bank holding companies and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy, which are expressed in the form of certain ratios. The Federal Reserve guidelines also contain an exemption from the capital requirements for bank holding companies with less than $150 million in consolidated assets. Because we have less than $150 million in assets, our holding company is not currently subject to these guidelines. However, the bank falls under these rules as set by bank regulatory agencies. Capital is separated into Tier 1 capital (essentially common shareholders’ equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in our assets, provide the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines.

        Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

        The following table summarizes the bank’s risk-based capital ratios at June 30, 2004:

	Amount	%
Total capital (to risk weighted assets)	$12,797,413	13.01
Tier 1 capital (to risk weighted assets)	$13,012,414	13.22
Tier 1 capital (to average assets)	$13,012,414	10.32

Off Balance Sheet Risk

        Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2004, we had issued commitments to extend credit of $17.6 million through various types of commercial lending arrangements, of which $6.4 million was at fixed rates and $11.2 million was at variable rates. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Item 3. Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2004. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.         Changes in Securities

                      None.

Item 3.         Defaults Upon Senior Securities and Use of Proceeds

                      None.

IItem 4.         Submission of Matters to a Vote of Security Holders

                      None.

The only matter submitted to a vote of security holders during the three months ended June 30, 2004 at the company’s annual meeting of shareholders held on May 19, 2004 was the election of five members of the board of directors as Class II directors for a three-year term. The following paragraph describes the matter voted upon at the annual meeting and sets forth the number of votes cast for, against or withheld and the number of abstentions as to the matter (except as provided below, there were no broker non-votes).

Our board of directors is divided into three classes with each class to be as nearly equal in number as possible. The three classes of directors have staggered terms, so that the terms of only approximately one-third of the board members expire at each annual meeting of shareholders. The current Class I directors are Christina H. Bryan, Suellen Rodeffer Garner, Michael G. Sanchez, and Marshall E. Wood. The current Class II directors are Ron Anderson, C. Brett Carter, Dr. William K. Haley, and David F. Miller. Lorie L. Chism resigned as a Class II director on May 19, 2004. The current Class III directors are Marlene J. Murphy, Robert L. Peters, Lawrence Piper, and Edward E. Wilson. The terms of the Class II directors expired at the annual meeting. Each of the five current Class II directors was nominated for re-election and stood for election at the annual meeting on May 19, 2004 for a three-year term. The number of votes for the election of the Class II directors was as follows: For Mr. Anderson — 675,579 votes; for Mr. Carter — 676,179 votes; for Mr. Haley — 675,879 votes; for Ms. Chism — 676,679 votes; and for Mr. Miller — 676,879 votes. The number of votes, which withheld authority for Mr. Anderson — 0; withheld authority for Mr. Carter — 0; withheld authority for Mr. Haley — 0; withheld authority for Ms. Chism — 0; and withheld authority for Mr. Miller — 0. The number of votes against the election of directors was as follows: against Mr. Anderson — 1,300; against Mr. Carter — 700; against Mr. Haley — 1,000; against Ms. Chism — 200; and against Mr. Miller — 900. The terms of the Class II directors will expire at the 2007 annual meeting of shareholders. The terms of the Class III directors will expire at the 2005 annual meeting of shareholders. The terms of the Class I directors will expire at the 2006 annual meeting of shareholders.

The above matter was approved and recorded in our minute book from the annual meeting of shareholders. There were no other matters voted on by our shareholders at our annual meeting held on May 19, 2004.

Item 5.         Other Information

Lorie L. Chism resigned as a director of the company and Chairman of the Audit Committee on May 19, 2004. Robert L. Peters was appointed Chairman of the audit committee.

Item 6.          Exhibits and Reports

(a)	Exhibits:

Exhibit Description

10.1	Employment Agreement dated April 14, 2004 between First Capital Bank Holding Corporation, First National Bank of Nassau County, and Michael G. Sanchez

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

(b)	Exhibits:

                    No reports were filed by the company during the quarter ended June 30, 2004.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CAPITAL BANK HOLDING COMPANY (Registrant) By: /s/ Michael G. Sanchez Michael G. Sanchez President and Chief Executive Officer

Date: August 14, 2004

By: /s/ Timothy S. Ayers Timothy S. Ayers Principal Accounting and Chief Financial Officer

Date: May 14, 2004

INDEX TO EXHIBITS

Exhibit
Number    Description

10.1      Employment Agreement dated April 14, 2004 between First Capital Bank Holding Corporation, First National
             Bank of Nassau County, and Michael G. Sanchez

31.1      Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2      Rule 13a-14(a) Certification of the Chief Financial Officer.

32         Section 1350 Certifications.