Form 10QSB/A
period 2004-06-30
FIRST CAPITAL BANK HOLDING CORP
filed 2004-08-18
CIK 1074560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

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

EXPLANATORY NOTE

        This 10-QSB/A is being filed to correct scriveners’ errors in the Statement of Earnings for the three months and six months ended June 30, 2004 and 2003 included in our 10-QSB for the period ended June 30, 2004. No other changes have been made to our 10-QSB filed on August 13, 2004.

FIRST CAPITAL BANK HOLDING CORPORATION

Statements of Earnings

For the Three Months and the Six Months Ended June 30, 2004 and 2003 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Interest income:
Interest and fees on loans	$1,319,936	1,282,933	2,456,700	2,532,026
Interest income on investment securities	299,353	96,117	543,071	229,626
Interest income on federal funds sold	5,786	8,776	7,962	19,395
Interest income on deposits in other banks	2,405	7,414	3,846	12,718

Total interest income	1,627,480	1,395,240	3,011,579	2,793,765

Interest expense:
Interest bearing deposits	351,439	396,053	643,432	801,173
Interest on FHLB borrowings	102,657	43,870	145,067	100,901
Interest on other borrowings	13,350	251	20,071	374

Total interest expense	467,446	440,174	808,570	902,448
Net interest income	1,160,034	955,066	2,203,009	1,891,317
Provision for loan losses	132,000	-	188,000	33,000

Net interest income after provision for loan losses	1,028,034	955,066	2,015,009	1,858,317

Noninterest income:
Service charges on deposit accounts	60,885	47,528	113,980	95,169
Mortgage and SBA related fees and income	66,749	311,398	212,352	494,780
Gain on sales of loans	278,475	1,621,677	694,159	2,940,180
Gain on sales of securities	-	-	115,326	-
Other	9,317	10,026	16,554	18,027

Total noninterest income	415,426	1,990,629	1,152,371	3,548,156

Noninterest expense:
Salaries and employee benefits	592,871	1,271,920	1,445,421	2,375,264
Occupancy	125,582	130,405	253,903	259,271
Other	356,355	525,573	757,666	979,686

Total noninterest expense	1,074,808	1,927,898	2,456,990	3,614,221

Net earnings before provision for income taxes	368,652	1,017,797	710,390	1,792,252

Provision for income taxes:	135,000	376,000	263,000	663,000

Net income:	$233,652	641,797	447,390	1,129,252

Earnings Per Share:
Basic	$.23	.64	.44	1.12

Diluted	$.22	.60	.43	1.05

See accompanying notes to financial statements.

SIGNATURES

        Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CAPITAL BANK HOLDING COMPANY (Registrant) By: /s/ Michael G. Sanchez Michael G. Sanchez Chief Executive Officer

Date: August 18, 2004

By: /s/ Timothy S. Ayers Timothy S. Ayers Chief Financial Officer

Date: August 18, 2004

INDEX TO EXHIBITS

Exhibit
Number    Description

31.1      Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2      Rule 13a-14(a) Certification of the Chief Financial Officer.

32         Section 1350 Certifications.

5