Form 10QSB
period 2004-09-30
FIRST CAPITAL BANK HOLDING CORP
filed 2004-11-15
CIK 1074560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 of 15(d) during the past 12 months (or such shorter period that the registrant was requited to file such report), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,182,200 shares of common stock, $.01 par value per share, issued and outstanding as of November 5, 2004.

Transitional Small Business Disclosure Format (check one):  YES ☐  NO ☒

FIRST CAPITAL BANK HOLDING CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

The financial statements of First Capital Bank Holding Corporation (the “Company”) are set forth in the following pages.

FIRST CAPITAL BANK HOLDING CORPORATION

Consolidated Balance Sheets

	September 30, 2004	December 31, 2003
	(unaudited)	(audited)
Assets

Cash and due from banks	$2,487,290	5,617,823
Federal funds sold	5,472,638	237,118
Interest bearing deposits in other banks	800,059	597,612

Cash and cash equivalents	8,759,987	6,452,553

Certificates of Deposits in other Banks	500,000	—
Investment securities available-for-sale	27,492,915	26,341,621
Investment securities held to maturity	14,575,719	—
Other investments	1,140,000	827,000
Loans, net	78,209,991	53,851,376
Loans available-for-sale	2,818,938	15,920,143
Premises and equipment, net	3,302,043	2,181,229
Accrued interest receivable and other assets	1,195,453	935,459

Total assets	$137,995,046	106,509,381

Liabilities and Shareholders’ Equity
Deposits:
Non interest bearing demand	$10,353,375	11,521,127
Interest bearing demand	15,669,782	10,938,389
Savings	28,716,658	25,613,032
Time	22,738,735	17,815,462
Time over $100,000	25,658,402	17,958,328

Total deposits	103,136,952	83,846,338

Warehouse line of credit	—	5,075,593
Federal Home Loan Bank advances	18,000,000	3,000,000
Accrued interest payable and other liabilities	530,071	595,737

Total liabilities	121,667,023	92,517,668

Commitments

Shareholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued and outstanding.
	—	—
Common stock, par value $.01; 10,000,000 shares authorized;
1,182,200 issued and outstanding September 30, 2004
1,008,000 issued and outstanding December 31, 2003	11,822	10,080
Additional paid-in capital	11,538,986	9,789,578
Retained earnings	4,766,608	4,085,003
Accumulated other comprehensive income	10,607	107,052

Total shareholders’ equity	16,328,023	13,991,713

	$137,995,046	106,509,381

See accompanying notes to financial statements.

FIRST CAPITAL BANK HOLDING CORPORATION

Statements of Earnings

For the Three Months and the Nine Months Ended September 30, 2004 and 2003 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest income:
Interest and fees on loans	$1,285,658	1,431,953	3,742,358	3,963,979
Interest income on investment securities	425,608	69,694	968,679	299,320
Interest income on federal funds sold	23,044	12,604	31,006	31,999
Interest income on deposits in other banks	1,902	5,060	5,748	17,778

Total interest income	1,736,212	1,519,311	4,747,791	4,313,076

Interest expense:
Interest bearing deposits	415,831	322,610	1,059,263	1,123,783
Interest on FHLB borrowings	158,646	77,626	303,713	178,527
Interest on other borrowings	54	2,278	20,125	2,652

Total interest expense	574,531	402,514	1,383,101	1,304,962

Net interest income	1,161,681	1,116,797	3,364,690	3,008,114
Provision for loan losses	44,000	—	232,000	33,000

Net interest income after provision for loan losses	1,117,681	1,116,797	3,132,690	2,975,114

Noninterest income:
Service charges on deposit accounts	62,604	72,704	176,584	167,873
Mortgage and SBA related fees and income	35,561	330,861	247,913	825,641
Gain on sales of loans	103,011	1,716,348	797,170	4,656,528
Gain on sales of securities	—	—	115,326	—
Other	9,684	11,486	26,238	29,513

Total noninterest income	210,860	2,131,399	1,363,231	5,679,555

Noninterest expense:
Salaries and employee benefits	558,339	1,663,421	2,003,760	4,038,685
Occupancy	97,239	122,909	351,142	382,180
Other	320,748	541,438	1,078,414	1,521,125

Total noninterest expense	976,326	2,327,768	3,433,316	5,941,990

Net earnings before provision for income taxes	352,215	920,428	1,062,605	2,712,679

Provision for income taxes:	118,000	343,000	381,000	1,006,000

Net income:	$234,215	577,428	681,605	1,706,679

Earnings Per Share:
Basic	$.21	.57	.65	1.69
Diluted	$.20	.54	.61	1.58

See accompanying notes to financial statements.

Statements of Comprehensive Income (Loss)

For the Three and Nine Months Ended September 30, 2004 and 2003 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net earnings	$234,215	577,428	681,605	1,706,679

Other comprehensive income, net of tax:
Unrealized gains (losses) on investment
Securities available for sale:	347,089	(74,389)	(33,051)	(193,967)
Unrealized gains (losses) arising during the period	(121,481)	25,292	11,568	65,949
Associated (taxes) benefit

Reclassification adjustment for gains on sale	—	—	(115,326)	—
Associated benefit	—	—	40,364	—

Other comprehensive income (loss)	225,608	(49,097)	(96,445)	(128,018)

Comprehensive income	$459,823	528,331	585,160	1,578,661

FIRST CAPITAL BANK HOLDING CORPORATION

Statements of Cash Flows

For the Nine Months Ended September 30, 2004 and 2003

(Unaudited)

	2004	2003

Cash flows from operating activities:
Net income	$681,605	1,706,679
Adjustments to reconcile net income to net cash:
Operating activities:
Depreciation, amortization and accretion	222,608	177,028
Provision for loan losses	232,000	33,000
Gain on sale of securities	(115,326)	—
Net change in loans held for sale	13,101,205	18,073,838
Change in other assets	(203,353)	(505,388)
Change in other liabilities	(65,666)	360,151

Net cash provided by operating activities	13,853,073	19,845,308

Cash flows from investing activities:
Proceeds from maturities, calls, and paydowns of securities available for sale	2,757,447	6,585,963
Proceeds from maturities, calls, and paydowns of securities held to maturity	508,383	—
Purchase of investment securities available for sale	(4,023,941)	(5,041,317)
Purchase of investment securities held to maturity	(15,091,862)	—
Purchase (redemption) of other investments	(313,000)	548,700
Net change in portfolio loans	(24,590,615)	(2,977,222)
Purchase of premises and equipment	(1,258,222)	(245,678)

Net cash (used) by investing activities	(42,011,810)	(1,129,554)

Cash flows provided by financing activities
Net change in deposits	19,290,614	10,790,318
Net change in warehouse line of credit	(5,075,593)	(18,291,793)
Net change in Federal Home Loan Bank advances	15,000,000	1,000,000
Proceeds from stock options exercised	1,751,150	—

Net cash provided (used) by financing activities	30,966,171	(6,501,475)

Net increase in cash	2,807,434	12,214,279

Cash and cash equivalents at the beginning of the period	6,452,553	5,987,514

Cash and cash equivalents at the end of the period	$9,259,987	18,201,793

Supplemental cash flow information:
Interest paid	$1,302,769	1,344,751
Taxes paid	$378,850	1,231,000

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

Many of our assets and liabilities are recorded using various valuation techniques that require significant judgment as to recoverability. We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, the assumptions about cash flow, determination of loss factors for estimating credit losses, the impact of current events, and conditions, and other factors impacting the level of probable inherent losses.  Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from management’s estimates provided in our consolidated financial statements.  Refer to the portion of this discussion that addresses our allowance for loan losses for a more complete discussion of our processes and methodology for determining our allowance for loan losses. In addition, investment securities and mortgage loans held for sale are reflected at their estimated fair value in the consolidated financial statements. Such amounts are based on either quoted market prices or estimated values derived by using dealer quotes or market comparisons.

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

Stock Compensation Plans

We have elected not to expense stock options and, as such, have provided pro forma disclosures of net earnings and earnings per share, as if the fair value method of accounting had been applied. Had compensation cost for the plan been determined based upon the fair value of the options at the grant dates, our net earnings and net earnings per share for the quarter and nine months ended September 30, 2004 and 2003, would have been reduced to the pro forma amounts indicated below:

		Quarter Ended September 30,		Nine Months Ended September 30,
		2004	2003	2004	2003

Net earnings	As reported	$234,215	577,428	681,605	1,706,679
	Pro forma	$228,173	543,505	663,478	1,604,911

Basic earnings per share	As reported	$.21	.57	.65	1.69
	Pro forma	$.20	.54	.63	1.59

Diluted earnings per share	As reported	$.20	.54	.61	1.58
	Pro forma	$.20	.50	.59	1.49

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

Significant accounting policies continued

Note 2 – Earnings per share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares. Reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the quarter and the nine month period ended September 30, 2004 and 2003 are as follows:

	For the nine months ended September 30, 2004
	Net Earnings	Common Shares	Earnings Per share

Basic earnings per share	$681,605	1,052,977	$0.65
Effect of dilutive securities - Stock Options and Warrants	—	66,680	$0.04

Diluted earnings per share	$681,605	1,119,657	$0.61

	For the Quarter ended September 30, 2004
	Net Earnings	Common Shares	Earnings Per share

Basic earnings per share	$234,215	1,137,689	$0.21
Effect of dilutive securities - Stock Options	—	33,514	$0.01

Diluted earnings per share	$234,215	1,171,203	$0.20

	For the nine months ended September 30, 2003
	Net Earnings	Common Shares	Earnings Per share

Basic earnings per share	$1,706,679	1,008,000	$1.69
Effect of dilutive securities - Stock Options and Warrants	—	69,709	$0.09

Diluted earnings per share	$1,706,679	1,077,709	$1.58

	For the Quarter ended September 30, 2003
	Net Earnings	Common Shares	Earnings Per share

Basic earnings per share	$577,428	1,008,000	$0.57
Effect of dilutive securities - Stock Options and Warrants	—	69,709	$0.03

Diluted earnings per share	$577,428	1,077,709	$0.54

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations For the Quarters Ended and Nine Month Periods Ended September 30, 2004 and 2003

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

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management.  The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements.  Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

•                  significant increases in competitive pressure in the banking and financial services industries;

•                  changes in the interest rate environment which could reduce anticipated or actual margins;

•                  changes in political conditions or the legislative or regulatory environment;

•                  general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

•                  changes occurring in business conditions and inflation;

•                  changes in technology;

•                  the level of allowance for loan loss;

•                  the rate of delinquencies and amounts of charge-offs;

•                  the rates of loan growth;

•                  adverse changes in asset quality and resulting credit risk-related losses and expenses;

•                  changes in monetary and tax policies;

•                  loss of consumer confidence and economic disruptions resulting from terrorist activities;

•                  changes in the securities markets; and

•                  other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission

Overview

The following discussion describes our results of operations for the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003 as well as results for the nine months ended September 30, 2004 and 2003, and also analyzes our financial condition as of September 30, 2004 as compared to December 31, 2003.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Financial Condition

We continue to concentrate our focus on expanding our core banking activities and attracting quality loans in the rapidly growing markets of Nassau County, Florida and Savannah, Georgia. Additionally, we continued our geographic expansion by opening a loan production office in Jacksonville, Florida in June 2004.

As of September 30, 2004, we had total assets of $138 million, an increase of 30% when compared to December 31, 2003.  The significant factors were increases in portfolio loans of $24.4 million, or 45%, and investment securities of $15.7 million, or 60%. The increase is indicative of our commitment to focus on core banking activities. New loan demand and production was strong at our Fernandina location and our recently expanded loan production office in Savannah, Georgia. Our portfolio loan to deposit ratios were 78% and 63%, as of September 30, 2004 and 2003, respectively.  We are making a concerted effort to develop a quality portfolio loan business in the local market and to manage the deposit growth consistent with expected loan demand. As a result of the sale of the assets of the wholesale division, mortgage loans held for sale were funded by investors and liquidated. Mortgage loans held for sale were primarily funded through short-term bank deposits and alternative sources such as FHLB advances and warehouse lines of credit.

When compared to December 31, 2003, deposits as of September 30, 2004 increased $19.3 million, or 23%, warehouse line advances of $5.1 million were repaid, and FHLB advances increased to $18.0 million from $3.0 million.  No overnight bank advances or repurchase agreements were outstanding at September 30, 2004. Repurchase agreements and warehouse line advances are short-term borrowings and fluctuate according to loan demand.

The deposit mix at September 30, 2004 was as follows: $10.4 million (10% of total deposits) in noninterest bearing demand deposits; $15.7 million  (15% of total deposits) in interest checking accounts; $28.7 million  (28% of total deposits) in savings accounts; and  $48.4 million (47% of total deposits) in time deposits.  The deposit mix remains weighted towards higher costing time deposits. We expect this trend to continue with emphasis on time deposits, thus increasing the average cost of funds and potentially reducing the bank’s net interest margin.

At September 30, 2004, total investment securities were $42.1 million, $27.5 million in securities classified as available for sale, and $14.6 million in securities classified as held to maturity.  In the second quarter, we determined that liquidity was sufficient to support the current operating needs and growth opportunities of the bank. As a result, purchases of investments in the second quarter were classified as held to maturity. The current investment portfolio strategy is primarily to provide liquidity for funding loans and earnings enhancement.  Accordingly, all investment securities available for sale are pledgeable to raise funding through public deposits, secured borrowing, or repurchase agreements. Investment securities classified as held to maturity are pledged to the FHLB.

At September 30, 2004, retained earnings totaled $4.8 million, including $681,605 net earnings for the nine months ended September 30, 2004.

Results of Operations

Net income for the nine months ended September 30, 2004 was $681,605, as compared to $1.7 million for the same period in 2003.  For the quarters ended September 30, 2004 and 2003, net income was $234,215 and $577,428, respectively. The decrease in our results was due to decreases in noninterest income derived from the sale of mortgage loans generated by the wholesale mortgage division. Core bank earnings for the nine months ended September 30, 2004 were $828,412, compared to $384,407 for the same period in 2003, an increase of 115%.  Core bank earnings exclude earnings or losses related to our wholesale residential mortgage operations.  As described above, we discontinued our wholesale residential mortgage operations in April 2004.  The residential mortgage division was primarily a wholesale operation and the division relied heavily on the refinancing market.  During the nine months ended September 30, 2004, we incurred a loss of $49,278 related to the wholesale mortgage operations, as compared to net income during the nine months ended September 30, 2003 of $787,834 related to the operation of the wholesale mortgage division.

Net Interest Income

Net interest income for the nine months ended September 30, 2004 was $3.4 million, compared to $3.0 million for the nine months ended September 30, 2003.  Total interest income for the first nine months of 2004 was $4.7 million, compared to $4.3 million for the same period in 2003.  Included in interest income is interest and fees on loans totaling $3.7 and 4.0 million for the nine months ended September 30, 2004 and 2003.  Interest income also included interest income on investments of $968,679 and $299,320 for the nine months ended September 30, 2004 and 2003, respectively. The growth in interest income in core banking activities reflects the growth in our core interest-earning assets. Interest income on loans as a percentage of total interest income decreased to 79% at September 30, 2004, as compared to 92% for the same period last year. The decrease is due to the increase in average investment securities and lower yields in the loan portfolio. We incurred interest expense on interest bearing deposits of $1.1 million for the nine months ended September 30, 2004 and 2003.  Additionally, we recognized $303,713 and $178,527 of interest expense from FHLB term and warehouse advances for the nine months ended September 30, 2004 and 2003, respectively.

Our earning assets are principally floating rate while the funding sources are primarily money market and short-term time deposits.  The net interest margins as of September 30, 2004 and 2003 were 3.85% and 4.05%, respectively. Our margins have decreased due to the increased investments as a percentage of earning assets, repricing of short term certificates of deposit and money markets, and increased usage of FHLB term advances. We expect interest margins to remain consistent or decrease slightly as our funding sources increase our cost of funds.

The following table details the relationship between interest income and expense and the average balances of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2004 and 2003.

	2004			2003
	Average Balances	Interest Income/ Expense	Rate/Yield	Average Balances	Interest Income Expense	Rate/Yield

Loans	$80,180,815	3,742,358	6.23%	$84,073,646	3,963,979	6.30%
Federal funds sold and deposits with banks	3,625,732	36,754	1.35%	5,784,131	49,777	1.15%
Investments	32,915,627	968,679	3.93%	9,555,647	299,320	4.19%

Interest earning assets	116,722,174	4,747,791	5.43%	99,413,424	4,313,076	5.80%

Interest bearing deposits	81,277,484	1,059,263	1.74%	71,843,854	1,123,783	2.09%
FHLB borrowings	12,599,701	303,713	3.22%	7,977,883	178,527	2.99%
Other borrowings	1,953,429	20,125	1.38%	243,125	2,652	1.45%

Interest bearing liabilities	95,830,614	1,383,101	1.93%	80,064,862	1,304,962	2.18%

Net interest income		3,364,690			3,008,114
Net interest spread			3.50%			3.62%
Net interest margin			3.85%			4.05%

For the quarters ending September 30, 2004 and 2003, respectively, net income was $234,215 and $577,428, while net interest income after provision for loan losses was $1.1 million for both periods.

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

The provision for loan losses was $232,000 and $33,000 for the nine months ended September 30, 2004 and 2003, respectively.  Our judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality, and review of specific problem loans.  In determining the adequacy of the allowance for loan losses, we use a loan grading system that rates loans in different categories.  Certain grades representing criticized or classified loans are assigned allocations of loss based on our estimate of potential loss that is generally based on historical losses and/or collateral deficiencies.  Other loans are graded by type and allocated loss ranges based on our perceived inherent loss for the loan type.  The combination of these results are compared monthly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses.  We use an independent third party loan reviewer to challenge and corroborate the loan grading system and provide additional analysis in determining the adequacy of the allowance for loan losses and the future provisions for estimated loans.

At September 30, 2004, the allowance for loan losses was $1,009,403 compared to $789,344 at December 31, 2003, which represented 1.27% and 1.49% of outstanding portfolio loans, respectively. The decrease in the percentage of allowance to portfolio loans is reflective of the lower level of adversely rated credits.   We believe that the allowance for loan losses is adequate, based on internal reviews and external reviews of the quality of the loan portfolio and bank peer group data.  Our evaluation is inherently subjective as it requires estimates that are susceptible to significant change.  Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time.  Due to the rapid growth of our bank over the past several years and our short operating history, a large portion of the loans in our loan portfolio and of our lending relationships are of relatively recent origin.  In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.”  As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio.  Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.  If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.   While we do use available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the bank’s allowance for loan losses.  These agencies may require the bank to recognize additions to the allowance based on judgments different than those of management.

The following is a summary of our loan loss history:

	September 30, 2004	September 30, 2003

Balance January 1,	$789,344	$765,000
Year to date provision for loan losses	232,000	33,000
Charged off loans	(65,703)	(1,291)
Recoveries	53,762	104

Balance, end of period	$1,009,403	$796,813

As of September 30, 2004, we had one non-accrual loan totaling 34,000, which was fully guaranteed by the Small Business Administration. At December 31, 2003, we had one non-accrual loan totaling $550,000, which was partially guaranteed by the Small Business Administration. We have no loans past due 90 days or more accruing interest.

Noninterest Income and Expense

Noninterest income was $1.4 million and $5.7 million for the nine month periods ended September 30, 2004 and 2003, respectively, and $211,000 and $2.1 million for the quarters ended September 30, 2004 and 2003, respectively.  This decrease consists primarily from decreases in gains on sales of mortgage loans as a result of the discontinuation of our wholesale residential mortgage operations in April 2004.  Through the third quarter of 2003, mortgage customers had taken advantage of low interest rates, driving mortgage loan volume and revenues. Mortgage volumes decreased in the fourth quarter of 2003 and first two quarters of 2004, reflecting recent changes in the interest rate environment and ultimately our decision to discontinue our wholesale mortgage operations.  As we noted in previous filings, we expected noninterest income to decrease significantly compared to 2003 as a result of the discontinuation of our wholesale mortgage activities.

Noninterest expense was $3.4 million and $5.9 million for the nine month periods ended September 30, 2004 and 2003, respectively, and $976,000 and $2.3 million for the quarters ended September 30, 2004 and 2003, respectively.  Salaries and benefits for the nine months ended September 30, 2004 and 2003 totaled $2.0 million and $4.0 million, respectively. The decrease in salary and benefits is primarily due to reduction in incentive compensation at our wholesale mortgage operations related to mortgage production.

Segment Information

Until we discontinued our wholesale residential mortgage operations in April 2004, our company operated two business segments:  community banking and mortgage banking.  These segments are primarily identified by the products or services offered and the channels through which they are offered.  The community banking segment consists of our full-service bank that offers customers traditional banking products and services through various delivery channels.  The mortgage banking segment consisted of mortgage brokerage facilities that originate, acquire, and sell mortgage products.  Information as of September 30, 2004, for each of the segments is included below:

Nine months ended September 30, 2004	Community Banking	Mortgage Banking	Parent	Eliminations	Total

Net interest income	$3,221,391	127,278	16,021	—	3,364,690
Provision for loan losses	(232,000)	—	—	—	(232,000)

Net interest income after provision for loan losses	2,989,391	127,278	16,021	—	3,132,690

Noninterest income	782,392	580,839	—	—	1,363,231
Noninterest expense	2,486,370	779,395	167,551	—	3,433,316

Income (loss) before income taxes	1,285,413	(71,278)	(151,530)	—	1,062,605
Income tax expense (benefit)	457,000	(22,000)	(54,000)	—	381,000

Net income (loss)	$828,413	(49,278)	(97,530)	—	681,605

Average assets	$115,958,512	5,880,736	121,839,248	(121,839,248)	121,839,248

Nine months ended September 30, 2003	Community Banking	Mortgage Banking	Parent	Eliminations	Total

Net interest income	$1,575,922	302,158	13,237	—	1,891,317
Provision for loan losses	(33,000)	—	—	—	(33,000)

Net interest income after provision for loan losses	1,542,922	302,158	13,237	—	1,858,317

Noninterest income	457,813	3,090,343	—	—	3,548,156
Noninterest expense	1,391,328	2,141,667	81,226	—	3,614,221

Income (loss) before income taxes	609,407	1,250,834	(67,989)	—	1,792,252
Income tax expense (benefit)	225,000	463,000	(25,000)	—	663,000

Net income (loss)	$384,407	787,834	(42,989)	—	1,129,252

Average assets	$76,289,623	24,400,625	100,690,248	(100,690,248)	100,690,248

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

The bank has established short-term federal funds purchase lines of credit with its correspondent banks, which total $7.2 million.  These lines are unsecured and are designed to provide the bank with short-term liquidity.  These lines may be revoked at any time by the correspondent banks and are available to the bank simply as an accommodation for short-term (two weeks or less) liquidity needs. Additionally, the bank has cash and cash equivalents of $9.2 million and investments available for sale of $27.5 million to fund operations and loan growth.

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

Common stock and paid in capital increased by $1,574,994 in the third quarter of 2004 related to 157,500 warrants  exercised on July 26, 2004 at $10.00 per share by organizers of the company.

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

Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

The following table summarizes the bank’s risk-based capital ratios at September 30, 2004:

	Amount	%

Total capital (to risk weighted assets)	$13,277,937	13.81

Tier 1 capital (to risk weighted assets)	$13,267,330	12.73

Tier 1 capital (to average assets)	$13,267,330	9.86

Off Balance Sheet Risk

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2004, we had issued commitments to extend credit of $20.3 million through various types of commercial lending arrangements, of which $1.9 million was at fixed rates and $18.4 million was at variable rates.  We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Item 3. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2004.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.           Defaults Upon Senior Securities and Use of Proceeds

None

Item 4.           Submission of Matters to a Vote of Security Holders

None

Item 5.           Other Information

Executive Supplemental Retirement Income Agreement

On October 20, 2004, the board of directors of our subsidiary, First National Bank of Nassau County, approved the Executive Supplemental Retirement Income Agreement for Michael Sanchez, our president and chief executive officer.  Under the plan, the bank is required to make annual contributions on behalf of Mr. Sanchez to a retirement income trust fund.  The amount of the annual contributions have been actuarially determined and are based on the annual incremental accounting accruals which would be required of the bank through the earlier of Mr. Sanchez’s death or benefit age (i) pursuant to APB Opinion No. 12, as amended by FAS 106 and (ii) assuming a discount rate equal to 6% per annum.  If Mr. Sanchez does not exercise withdrawal rights, the contributions shall continue until the earlier of 2014 or the termination of his employment.  If Mr. Sanchez exercises his withdrawal rights, the bank is obligated to record phantom contributions until the earlier of 2014 or the termination of employment.

If Mr. Sanchez is employed until reaching age 65 and has not elected to receive a lump sum payment, the retirement income trust fund and accrued benefit account (if applicable) will be annuitized into monthly installments payable for 180 months.  At anytime during the payout period, Mr. Sanchez may elect to receive the unpaid balance in a lump sum payment.  The agreement also provides for the payment of benefits under a variety of circumstances, including pre-retirement death benefits, benefits in the event of termination prior to age 65, disability benefits, and additional death benefits.

The agreement also provides that during his employment and for a period of 12 months following termination, Mr. Sanchez may not compete with the bank or any of its affiliates by, directly or indirectly, serving as a director, officer, employee, or consultant for, or acquiring or maintaining more than a 1% passive investment in, any business or enterprise that competes with the bank within a radius of 35 miles from the bank’s main office or any other office.

The foregoing description of the Executive Supplemental Retirement Income Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the agreement, which is set forth below as Exhibit 10.1 hereto and is incorporated herein by reference.

Phantom Stock Appreciation Rights Plan

On October 20, 2004, our board of directors and the board of directors of the bank adopted the Phantom Stock Appreciation Rights Plan effective October 20, 2004.  The plan provides for the grant of 21,500 phantom stock appreciation rights to members of management and other highly compensated employees designated by the board of directors of the bank.  The board of directors of the bank may also grant additional awards on terms established by the board.  All awards must be evidenced by separately executed agreements that state the number of stock appreciation rights awarded to the participant and the measurement period for determining the accrued benefit.  A copy of agreement is set forth as Exhibit 10.3 hereto and is incorporated herein by reference.

If a participant is employed by the bank until reaching the expiration of the measurement period, a participant’s accrued benefit will be annuitized into monthly installments payable for the payout period specified in such participant’s agreement.  The plan also provides for the payment of benefits under a variety of circumstances, including death prior to the expiration of the measurement period, termination prior to the expiration of the measurement period, and additional death benefits.

The foregoing description of the Phantom Stock Appreciation Rights Plan does not purport to be complete and is qualified in its entirety by reference to the complete text of the plan, which is set forth below as Exhibit 10.2 hereto and is incorporated herein by reference.

Item 6.           Exhibits

Exhibit	Description

10.1	Executive Supplemental Retirement Income Agreement for Michael Sanchez.

10.2	Phantom Stock Appreciation Rights Plan.

10.3	Form of First Capital Bank Holding Corporation Phantom Stock Appreciation Rights Agreement.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CAPITAL BANK HOLDING COMPANY
(Registrant)

Date:	November 12, 2004	By:	/s/ Michael G. Sanchez
Michael G. Sanchez
President and Chief Executive Officer

Date:	November 12, 2004	By:	/s/ Timothy S. Ayers
Timothy S. Ayers
Principal Accounting and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Executive Supplemental Retirement Income Agreement for Michael Sanchez.

10.2	Phantom Stock Appreciation Rights Plan.

10.3	Form of First Capital Bank Holding Corporation Phantom Stock Appreciation Rights Agreement.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.