Form 10KSB
period 2004-12-31
FIRST CAPITAL BANK HOLDING CORP
filed 2005-03-31
CIK 1074560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-KSB

(Mark One)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission file no. 000-30297

FIRST CAPITAL BANK HOLDING CORPORATION

(Name of Small Business Issuer in Its Charter)

Florida	59-3532208
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1891 South 14th Street Fernandina Beach, Florida	32034
(Address of Principal Executive Offices)	(Zip Code)

(904) 321-0400

Issuer’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The issuer’s revenues (total interest income plus noninterest income) for its most recent fiscal year was $8,187,540.

The estimated aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on March 1, 2004 was $14,845,716.  This calculation is based upon an estimate of the fair market value of the Common Stock of $18.00 per share, which was the price of the last trade of which management is aware prior to this date.

As of March 1, 2005, 1,182,700 shares of Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format.  (Check one):    Yes   ☐    No ☒

DOCUMENTS INCORPORATED BY REFERENCE

None.

Part I

Item 1.    Description of Business

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control.  The words “may,”  “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties include, but are not limited to those described below under “Risk Factors.”

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

Through First National Bank, we engage in a commercial banking business from our main office located at 1891 South 14th Street, in the City of Fernandina Beach, Florida (Nassau County). First National Bank is a full service commercial bank without trust powers. First National Bank offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, certificates of deposit, commercial loans, real estate loans, home equity loans, and consumer/installment loans.  In addition, First National Bank provides such consumer services as Internet banking services, U.S. Savings Bonds, travelers checks, cashiers checks, safe deposit boxes, bank by mail services, direct deposit, and automatic teller services. In the fourth quarter of 2003, we decided to reposition resources.  The Company recognized the cyclical nature of income derived from wholesale mortgage banking activities and reflected on the greater than two years of success in this area.  However, we noted that the volume in the industry had begun to slow significantly and volumes closer to historical norms were on the horizon.  In response to this change, we decided to discontinue wholesale mortgage banking activities through the sale of the assets in April 2004 and refocus attention on the commercial lending market.  To that end, the bank hired seasoned lenders and expanded its geographic scope to include the rapidly growing markets of Nassau and Duval Counties in Florida and Savannah, Georgia.  First National Bank opened a loan production office in Jacksonville, Florida in 2004.  The loan production office focuses on small business lending relationships.

Risk Factors

Our recent operating results may not be indicative of our future operating results.

We may not be able to sustain our historical rate of growth and may not even be able to grow our business at all.  Because of our relatively small size and short operating history, it will be difficult for us to generate similar earnings growth as we continue to expand, and consequently our historical results of operations will not necessarily be indicative of our future operations.  Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence.  If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected because a high percentage of our operating costs are fixed expenses.

Our decisions regarding credit risk and reserves for loan losses may materially and adversely affect our business.

Making loans and other extensions of credit is an essential element of our business.  Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans and other extensions of credit may not be repaid.  The risk of nonpayment is affected by a number of factors, including:

•                  the duration of the credit;

•                  credit risks of a particular customer;

•                  changes in economic and industry conditions; and

•                  in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolio.  We periodically determine the amount of the allowance based on consideration of several factors, including:

•                  an ongoing review of the quality, mix, and size of our overall loan portfolio;

•                  our historical loan loss experience;

•                  evaluation of economic conditions;

•                  regular reviews of loan delinquencies and loan portfolio quality; and

•                  the amount and quality of collateral, including guarantees, securing the loans.

There is no precise method of predicting credit losses; therefore, we face the risk that charge-offs in future periods will exceed our allowance for loan losses and that additional increases in the allowance for loan losses will be required.  Additions to the allowance for loan losses would result in a decrease of our net income, and possibly our capital.

Lack of seasoning of our loan portfolio may increase the risk of credit defaults in the future.

Due to the growth of our bank over the past several years and our short operating history, a large portion of the loans in our loan portfolio and of our lending relationships are of relatively recent origin.  In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.”  As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio.  Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.  If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

An economic downturn, especially one affecting the Nassau and Duval Counties, could reduce our customer base, our level of deposits, and demand for financial products such as loans.

Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets, especially in Nassau and Duval Counties.  If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed.  An economic downturn would likely contribute to the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business.  If an economic downturn occurs in the economy as a whole, or especially in Nassau and Duval Counties, borrowers may be less likely to repay their loans as scheduled.  Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected.  Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  An economic downturn could, therefore, result in losses that materially and adversely affect our business.

Changes in prevailing interest rates may reduce our profitability.

Our results of operations depend in large part upon the level of our net interest income, which is the difference between interest income from interest-earning assets, such as loans and mortgage-backed securities, and interest expense on interest-bearing liabilities, such as deposits and other borrowings.  Depending on the terms and maturities of our assets and liabilities, a significant change in interest rates could have a material adverse effect on our profitability.  Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions.  While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective and our financial condition and results of operations could suffer.  After operating in a historically low interest rate environment, the Federal Reserve began raising short-term interest rates in the second quarter of 2004.

We are dependent on key individuals and the loss of one or more of these key individuals could curtail our growth and adversely affect our prospects.

Michael G. Sanchez, our president and chief executive officer, has extensive and long-standing ties within our primary market area and he has contributed significantly to our growth.  If we lose the services of Mr. Sanchez, he would be difficult to replace and our business and development could be materially and adversely affected.

Our success also depends, in part, on our continued ability to attract and retain experienced loan originators, as well as other management personnel.  The loss of the services of several of such key personnel could adversely affect our growth strategy and prospects to the extent we are unable to replace such personnel.

We are subject to extensive regulation that could limit or restrict our activities.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies.  Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices.  We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability.  Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission that are now applicable to us, have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices.  We have experienced, and we expect to continue to experience, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations.  To support our continued growth, we may need to raise additional capital.  Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control.  Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us.  If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.  In addition, if we decide to raise additional equity capital, your interest could be diluted.

We face strong competition for customers, which could prevent us from obtaining customers and may cause us to pay higher interest rates to attract customers.

The banking business is highly competitive, and we experience competition in our market from many other financial institutions.  We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national, and international financial institutions that operate offices in our primary market areas and elsewhere.  We compete with these institutions both in attracting deposits and in making loans.  In addition, we have to attract our customer base from other existing financial institutions and from new residents.  Many of our competitors are well-established, larger financial institutions.  These institutions offer some services, such as extensive and established branch networks, that we do not provide.  There is a risk that we will not be able to compete successfully with other financial institutions in our market, and that we may have to pay higher interest rates to attract deposits, resulting in reduced profitability.  In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us.

We will face risks with respect to future expansion and acquisitions or mergers.

We may seek to acquire or merger with other financial institutions or parts of those institutions.  We may also expand into new markets or lines of business or offer new products or services.  These activities would involve a number of risks, including:

•                  the potential inaccuracy of the estimates and judgments used to evaluate credit, operations, management, and market risks with respect to a target institution;

•                  the time and costs of evaluating new markets, hiring or retaining experienced local management, and opening new offices and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•                  the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse effects on our results of operations; and

•                  the risk of loss of key employees and customers.

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

Nassau County has many positive attributes that contribute to the area’s business growth and stability. These include easy access to two interstates, an extensive rail service network, Jacksonville International Airport, and the Port of Fernandina, which is the deepest natural port on the southeastern coast of the United States. The paper, timber, and resort industries form the core of the area’s economy. Amelia Island is considered to be one of the foremost residential and retirement areas in Florida as it attracts affluent retirees and second homeowners from the Eastern states of the country. The Ritz-Carlton Hotel with its 300 rooms and the Amelia Island Plantation are among the premier resort hotels on Florida’s East Coast. Growth in Nassau County is expanding rapidly to the west in Yulee. Several large retail establishments have located in or are planned for that area. The housing market has expanded rapidly in the area with the addition of several large residential developments. As an indication of the planned growth, as many as 10,000 roof tops are estimated to be built in the next few years.

In 2004 we purchased property in the Lofton square area of Nassau County, FL and progressed with our plans to open our new branch in early 2006.  During 2004, we also continued to expand our loan production office in Savannah, which focuses on residential construction loans and commercial real estate loans.  The Savannah market has contributed quality loans to our portfolio while minimizing our reliance on residential loan volume and loan participations.  In addition, we opened our loan production office in Jacksonville, which is primarily focused on generating SBA loans.

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

Commercial Loans.  We make loans for commercial purposes in various lines of businesses.  Equipment loans are typically for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment and with a loan-to-value ratio of 80% or less.  Working capital loans typically have terms not exceeding one year and are usually secured by accounts receivable, inventory, or personal guarantees of the principals of the business.  For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and in other cases principal is typically due at maturity.  The principal economic risk associated with each category of loans, including commercial loans, is the creditworthiness of our borrowers.  The risks associated with commercial loans vary with many economic factors, including the economy in our primary market area.  The well-established banks in our primary market area make proportionately more loans to medium- to large-sized businesses than we do.  Many of our anticipated commercial loans are made to small- to medium-sized businesses which may be less able to withstand competitive, economic, and financial conditions than larger borrowers.

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

Loan Approval and Review.  Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer’s lending authority, the loan request will be considered and approved by an officer loan committee with a higher lending limit.  We have established a board loan committee that must approve any loan over the officer loan committee lending limit.  We will not make any loans to any director, officer, or employee on terms more favorable to such person than would be available to an unaffiliated person.

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

Competition

Competition in our primary service area is intense.  As of June 30, 2004, the most recent date for which market data is available from the FDIC, total bank deposits in Nassau County were approximately $609 million.  At June 30, 2004, the bank represented 17% of the market.  Including our bank, the market is served by eleven banks with 18 branches.

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

Employees

As of March 1, 2005, we had 29 full-time employees and 3 part-time employees.

SUPERVISION AND REGULATION

Both the company and the bank are subject to extensive state and federal banking laws and regulations that impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of our operations.  These laws and regulations are generally intended to protect depositors, not shareholders.  The following summary is qualified by reference to the statutory and regulatory provisions discussed.  Changes in applicable laws or regulations may have a material effect on our business and prospects.  Beginning with the enactment of the Financial Institutions Reform Recovery and Enforcement Act in 1989 and followed by the FDIC Improvement Act in 1991 and the Gramm-Leach-Bliley Act in 1999, numerous additional regulatory requirements have been placed on the banking industry in the past several years, and additional changes have been proposed.  Our operations may be affected by legislative changes and the policies of various regulatory authorities.  We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations.  It is intended only to briefly summarize some material provisions.

USA PATRIOT Act of 2002

In October 2002, the USA PATRIOT Act of 2002 was enacted in response to the terrorist attacks in New York, Pennsylvania, and Washington D.C. that occurred on September 11, 2001.  The PATRIOT Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts.  The potential impact of the PATRIOT Act on financial institutions is significant and wide ranging.  The PATRIOT Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties who may be involved in terrorism or money laundering.

Check 21

On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21.  The new law, which became effective October 28, 2004, gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check.  Some of the major provisions include:

•                  allowing check truncation without making it mandatory;

•                  demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

•                  legalizing substitutions for and replacements of paper checks without agreement from consumers;

•                  retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

•                  requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

•                  requiring recrediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

This new legislation will likely affect bank capital spending as many financial institutions assess whether technological or operational changes are necessary to stay competitive and take advantage of the new opportunities presented by Check 21.

First Capital Bank Holding Corporation

Because our holding company, First Capital Bank Holding Corporation, owns the outstanding capital stock of our bank, our holding company is a bank holding company under the federal Bank Holding Company Act of 1956 and is also subject to Chapter 607, Florida Business Corporation Act and the regulations effected by the Florida Department of State.

The Bank Holding Company Act.  Under the Bank Holding Company Act, we are subject to periodic examination by the Federal Reserve and are required to file periodic reports of our operations and any additional information that the Federal Reserve may require.  Our activities at the bank and holding company levels are limited to:

•                  banking and managing or controlling banks;

•                  furnishing services to or performing services for our subsidiaries; and

•                  engaging in other activities that the Federal Reserve determines to be so closely related to banking and managing or controlling banks as to be a proper incident thereto.

Investments, Control, and Activities.  With certain limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•                  acquiring substantially all the assets of any bank;

•                  acquiring direct or indirect ownership or control of any voting shares of any bank if after the acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or

•                  merging or consolidating with another bank holding company.

In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated thereunder, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company.  Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company.  Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction.  Our common stock is registered under the Securities Exchange Act of 1934.  The regulations provide a procedure for rebutting control when ownership of any class of voting securities is below 25%.

Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, nonbanking activities unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.  Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include:

•                  making or servicing loans and certain types of leases;

•                  engaging in certain insurance and discount brokerage activities;

•                  performing certain data processing services;

•                  acting in certain circumstances as a fiduciary or investment or financial adviser;

•                  owning savings associations; and

•                  making investments in certain corporations or projects designed primarily to promote community welfare.

The Federal Reserve Board imposes certain capital requirements on the company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets.  These requirements are described below under “- First National Bank - Capital Regulations.”  Subject to our

capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the company.  Our ability to pay dividends will be subject to regulatory restrictions as described below in “- First National Bank – Dividends.”  We are also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

Source of Strength; Cross-Guarantee.  In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which we might not otherwise do so.  Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of the bank holding company.  Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiaries if the agency determines that divestiture may aid the depository institution’s financial condition.

The Gramm-Leach-Bliley Act.  The Gramm-Leach-Bliley Act was signed into law on November 12, 1999.  Among other things, the Act repealed the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act.  The Act also permits bank holding companies that become financial holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities.  The Act also authorizes activities that are “complementary” to financial activities.  We have not elected to become a financial holding company.

The Act is intended, in part, to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis.  Nevertheless, the Act may have the result of increasing the amount of competition that we face from larger institutions and other types of companies.  In fact, it is not possible to predict the full effect that the Act will have on us.

First National Bank

The bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the Office of the Comptroller of the Currency.  Deposits in the bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum amount, which is generally $100,000 per depositor subject to the aggregation rule.

The Office of the Comptroller of the Currency and the FDIC regulate or monitor virtually all areas of the bank’s operations, including

•                                          security devices and procedures;

•                                          adequacy of capitalization and loss reserves;

•                                          loans;

•                                          investments;

•                                          borrowings;

•                                          deposits;

•                                          mergers;

•                                          issuances of securities;

•                                          payment of dividends;

•                                          interest rates payable on deposits;

•                                          interest rates or fees chargeable on loans;

•                                          establishment of branches;

•                                          corporate reorganizations;

•                                          maintenance of books and records; and

•                                          adequacy of staff training to carry on safe lending and deposit gathering practices.

The Office of the Comptroller of the Currency requires the bank to maintain specified capital ratios and imposes limitations on the bank’s aggregate investment in real estate, bank premises, and furniture and fixtures.  The Office of the Comptroller of the Currency also requires the bank to prepare annual reports on the bank’s financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures.

Under the FDIC Improvement Act, all insured institutions must undergo regular on-site examinations by their appropriate banking agency.  The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate.  Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and state supervisor when applicable.  The FDIC Improvement Act directs the FDIC to develop a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution.  The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

•                  internal controls;

•                  information systems and audit systems;

•                  loan documentation;

•                  credit underwriting;

•                  interest rate risk exposure; and

•                  asset quality.

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

Deposit Insurance - The FDIC has adopted a risk-based assessment system for determining an insured depository institutions’ insurance assessment rate.  The system takes into account the risks attributable to different categories and concentrations of assets and liabilities.  An institution is placed into one of three capital categories:  (1) well capitalized; (2) adequately capitalized; or (3) undercapitalized.  The FDIC also assigns an institution to one of three supervisory subgroups, based on the FDIC’s determination of the institution’s financial condition and the risk posed to the deposit insurance funds.  Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup.  In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry.  Our FDIC assessment rate is currently $0.000036 per million of insured deposits, but may change in the future.  The FDIC may increase or decrease the assessment rate schedule on a semiannual basis.  An increase in the BIF assessment rate could have a material adverse effect on our earnings, depending on the amount of the increase.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Transactions with Affiliates and Insiders - The bank is subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates.  The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank’s capital and surplus and, as to all affiliates combined, to 20% of the bank’s capital and surplus.  Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements.  Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

The bank also is subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.  The bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests.  Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

The Federal Reserve Board has recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions.  Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate.  In addition, under Regulation W:

•                  a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;

•                  covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

•                  with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

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

Dividends - A national bank may not pay dividends from its capital.  All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts.  In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend).  The approval of the Office of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

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

Community Reinvestment Act - The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Office of the Comptroller of the Currency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods.  These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.  Failure to adequately meet these criteria could impose additional requirements and limitations on our bank.

The Gramm-Leach-Bliley Act - Under the Gramm-Leach-Bliley Act, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible.  The Gramm-Leach-Bliley Act imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy.  In addition, the Gramm-Leach-Bliley Act imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and nonbank affiliates.

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

Other Regulations - Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates.  The bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•                  the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•                  the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•                  the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•                  the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•                  the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•                  the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the bank also are subject to:

•                  the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•                  the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Capital Regulations - The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items.  The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums.  We have not received any notice indicating that either First Capital Bank Holding Corporation or First National Bank of Nassau County is subject to higher capital requirements.  The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital.  Tier 1 capital includes common shareholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses.  Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

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

The federal bank regulatory authorities also have implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines.  The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base.  The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points.

The FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks, which requires the FDIC to choose the least expensive resolution of bank failures.  The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.”  To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level.  Currently, we qualify as “well capitalized.”

Under the FDIC Improvement Act regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice.  The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decrease, as it moves downward through the capital categories.  Institutions that fall into one of the three undercapitalized categories may be required to do some or all of the following:

•                                          submit a capital restoration plan;

•                                          raise additional capital;

•                                          restrict their growth, deposit interest rates, and other activities;

•                                          improve their management;

•                                          eliminate management fees; or

•                                          divest themselves of all or a part of their operations.

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

Enforcement Powers - The Financial Institutions Reform Recovery and Enforcement Act expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.”  Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs.  These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports.  Civil penalties may be as high as $1,000,000 a day for such violations.  Criminal penalties for some financial institution crimes have been increased to twenty years.  In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties.  Possible enforcement actions include the termination of deposit insurance.  Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded.  Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss.  A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

Effect of Governmental Monetary Policies - Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies.  The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession.  The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits.  It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

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

Item 2.    Description of Property

Our principal place of business is located in Fernandina Beach, Florida. On June 16, 1998, we entered into a contract to acquire 1.28 acres of land located at 1891 South 14th Street at its intersection with Island Walk Way for a total purchase price of $265,000. The banking facility is 6,500 square feet of finished space at a cost of approximately $850,000. The office building is located approximately 15 miles from Interstate 95. On July 19, 2002, the Bank acquired an office building on property adjacent to our location in Fernandina Beach, Florida to be used to accommodate the Bank’s personnel growth. The purchase price of the land and building was approximately $525,000. We believe that the facilities will adequately serve our needs for at least the next 12 months. On September 24, 2004, we purchased 1.16 acres of land at the corner of Lofton Square Blvd. and State Road 200 in Yulee for a future branch location. We believe this location gives us a strategic advantage to capture market share in one of Nassau County’s largest growth areas. The purchase price was $1.2 million.  Our loan production office in Savannah, Georgia is located at 340 Eisenhower Drive. We have a short term lease with approximately 800 square feet of office space and we are currently negotiating a longer term lease in the area. Our loan production office in Jacksonville, Florida is located at 3715 Dupont Station Court South.

Item 3.    Legal Proceedings.

We are not a party to, nor is any of our property subject to, any material legal proceedings, other than routine litigation incidental to our business.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Market for Common Equity and Related Stockholder Matters.

There is no established public trading market for our common stock and trading of our common stock has been limited and sporadic.  We are not aware of the prices at which all shares of our common stock have been traded.  Based on information available to use from a limited number of purchasers and sellers, we believe transactions in our common stock, on a per share basis, ranged from $ 15.00 to $ 18.00 in 2004 and $13.50 to $15.00 in 2003.  As of March 1, 2004, there were 643 shareholders of record.

Item 6.  Management’s Discussion and Analysis of Results of Operation

GENERAL

The following discussion describes our results of operations for 2004 as compared to 2003 and also analyzes our financial condition as of December 31, 2004 as compared to December 31, 2003.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

We have included a number of tables to assist in our description of these measures.  For example, the “Average Balances” table shows the average balance during 2004 and 2003 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category.  A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to continue to direct a substantial percentage of our earning assets into our loan portfolio.  Similarly, the “Rate/Volume Analysis” table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a “Sensitivity Analysis Table” to help explain this.  Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits.

Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb possible losses on existing loans that may become uncollectible.  We establish and maintain this allowance by charging a provision for loan losses against our operating earnings.  In the following section we have included a detailed discussion of this process, as well as several tables describing our allowance for loan losses.  See comments in the section entitled “Provision and Allowance for Loan Losses.”

In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers.  We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements.  We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management.  The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements.  Potential risks and uncertainties include, but are not limited to those described under the heading “Risk Factors” in our Form 10-KSB for the year ended December 31, 2004.

OVERVIEW

First Capital Bank Holding Corporation was incorporated as a Florida corporation on July 29, 1998, primarily to own and control all of the capital stock of First National Bank of Nassau County.  We raised $10,000,000 through an offering of our common stock at $10 per share, of which $7,000,000 was used to capitalize the bank on July 26, 1999.  First National Bank of Nassau County is chartered and regulated by the Office of the Comptroller of

Currency and the Federal Deposit Insurance Corporation. First National Bank commenced operations on July 26, 1999 and operates primarily in the Fernandina Beach, Florida area. Our main office is located at 1891 South 14th Street, Fernandina Beach, Florida.  We also offer Internet banking services through our web site located at www.fnb-palm.com.

From 2001 until the second quarter of 2004, we operated two business segments: community banking and mortgage banking.  We operated our wholesale mortgage operations in offices in Neptune Beach, Florida.  The mortgage banking division was very successful through 2003, but we recognized the cyclical nature of income derived from wholesale mortgage banking activities and noted that the volume in the industry had begun to slow significantly by the latter half of 2003.  We anticipated that, with interest rates beginning to rise, volumes closer to historical norms for mortgage banking were on the horizon.  Therefore, in the fourth quarter of 2003, we decided to discontinue wholesale mortgage banking activities through the sale of this division, which we completed in April 2004, and to refocus our attention to the commercial lending market.  To that end, we hired several additional seasoned lenders and expanded our bank’s geographic scope to include the rapidly growing markets of Nassau and Duval Counties in Florida and Savannah, Georgia.  We opened loan production offices in Savannah in May 2003 and Jacksonville in March 2004.

Deposit Services.  We offer a full range of deposit services including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from money market accounts to longer-term certificates of deposit.  The accounts are all offered to our market area at rates competitive to those offered in the area.  All deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum allowed by law.  In addition, we have implemented service charge fee schedules competitive with other financial institutions in our market area covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

Lending Services.  Our lending business consists principally of making consumer loans to individuals and commercial loans to small and medium-sized businesses and professional concerns.  In addition, we make secured real estate loans, including residential and commercial construction loans, and first and second mortgage loans for the acquisition or improvement of personal residences.  No material portion of loans are concentrated within a single industry or group of related industries.  FNB is not dependent to any material degree upon any single borrower or a few principal borrowers.  Although our loan portfolio is diversified, a substantial portion of our borrowers’ ability to honor the terms of their loans is dependent on the economic conditions in Nassau and Duval Counties and surrounding areas.  In addition, a substantial portion of our loan portfolio is collateralized by improved and unimproved real estate and is therefore dependent on the local real estate market.

Mortgage Banking Activities. We sold the assets of our wholesale mortgage banking operations in April 2004.  The decision to sell this division was based on the anticipated decrease in mortgage volumes and a change in corporate direction to increase the less cyclical commercial lending activities. Mortgage activity was strong through September 2003 spurred by continued low interest rates.  However our volumes decreased significantly in the fourth quarter 2003 and first quarter 2004 as mortgage rates increased.  We will continue to originate residential mortgage loans through our Fernandina Beach office.

At December 31, 2004, we had total consolidated assets of $141.9 million, total portfolio loans of $91.4 million, total loans available for sale of $916,665, total deposits of $99.6 million, and shareholders’ equity of $16.5 million.  Our net income for 2004 was $924,302, a decrease of $997,892, or 51.9%, from 2003.  Earnings per common share decreased to $.85 in 2004, from $1.91 in 2003.

INCOME STATEMENT REVIEW

We reported net earnings for the year ended December 31, 2004 of $924,302 as compared to $1,922,194 for the year ended December 31, 2003.  Net interest income was $4.6 million in 2004, representing an increase of $616,624 when compared to 2003.   For the year ended December 31, 2004, other income decreased to $1.6 million from $6.7 million at December 31, 2003.  The primary reason for the decrease in other income was the decrease in mortgage revenues as a result of the sale of assets of the wholesale mortgage operations.  Other expenses for the year ended 2004 totaled $4.4 million as compared to $7.4 million in 2003. Net income excluding wholesale mortgage activities for 2004 was $990,041, compared to $663,324 in 2003, or an increase of 49%.  During 2004, losses from activities related to our wholesale mortgage operations were $65,739. Our continued success in our core banking activities is reflected by the growth in our average earning assets.

In 2004, average interest earning assets increased $22.7 million, or 23%, over the 2003 amount.  This increase was primarily due to the increase in investment securities.  Average investment securities 2004 were $33.9 million, compared with $9.2 million in 2003. The overall decrease in the yields on interest earning assets is primarily a result of the increase in investment securities as a relative percentage of average assets.  Average interest bearing liabilities for 2004 increased $20.0 million, or 25%, over the 2003 average balance.  This increase was primarily due to an increase in the level of average interest bearing deposits of $11.0 million, or 15%, and average borrowed funds of $9.0 million, or 125%.  Rates paid on our interest bearing deposits decreased during 2004.

The banking industry uses two key ratios to measure relative profitability of net interest income.  The net interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing liabilities.  The interest rate spread eliminates the impact of non-interest bearing deposits and gives a direct perspective on the effect of market interest rate movements.  The net interest margin is defined as net interest income as a percent of average total earning assets and takes into account the positive impact of investing non-interest bearing deposits.

Our net interest spread was 3.47% in 2004 and 3.69% in 2003, while the net interest margin was 3.82% in 2004 and 4.07% in 2003.   The 25 basis point decrease in the net interest margin from 2003 to 2004 was primarily attributed to the increase in investment securities as a percentage of earning assets during 2004 as discussed above. The average cost of interest bearing liabilities for 2004 was 2.03%, a decrease of 4 basis points from 2003.

The following table shows the relationship between interest income and expense and the average balances of interest earning assets and interest bearing liabilities.

	2004			2003
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS:
Federal funds sold and interest bearing deposits	$2,597,129	42,403	1.63%	$3,278,533	52,683	1.61%
Interest bearing deposits	520,081	4,335	0.83%	2,387,544	29,047	1.22%
Investment securities available for sale	25,053,738	891,396	3.56%	9,248,539	369,921	4.00%
Investment securities held to maturity	8,870,974	448,850	5.06%	—	—	—
Loans	82,134,785	5,187,132	6.32%	81,679,216	5,125,033	6.27%
Other	1,015,027	42,104	4.15%	935,037	40,699	4.35%

Total interest earning assets	120,191,734	6,616,220	5.50%	97,528,869	5,617,383	5.76%
All other assets	5,938,593			7,548,690
Total assets	$126,130,327			$105,077,559

LIABILITIES AND SHAREHOLDERS’ EQUITY
Demand deposits	11,640,746	65,104	0.56%	10,556,050	60,490	0.57%
Savings	27,855,871	368,902	1.32%	24,689,255	356,484	1.44%
Time	43,850,873	1,079,057	2.46%	37,117,796	1,007,798	2.72%
Short-term borrowings	2,296,820	40,043	1.74%	185,745	2,707	1.46%
FHLB advances and Warehouse Lines	13,957,153	472,790	3.39%	7,035,315	216,204	3.07%

Total interest bearing liabilities	99,601,463	2,025,896	2.03%	79,584,161	1,643,683	2.07%

Noninterest-bearing deposits	10,949,005			11,004,249
Other liabilities	358,441			1,133,704
Shareholders’ equity	15,221,418			13,355,445
Total liabilities and shareholders’ equity	$126,130,327			$105,077,559

Net interest spread			3.47%			3.69%
Net interest margin on average earning assets			3.82%			4.07%

Net interest income/margin		$4,590,324			$3,973,700

Non-accrual loans and the interest income which was recorded on these loans, if any, are included in the yield calculation for loans in all periods reported.

The following table shows the relative impact on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by us on such assets and liabilities for 2004 and 2003.  Variances resulting from a combination of changes in rate and volume are allocated in proportion to the absolute dollar amounts of the change in each category.

	2004			2003
	Volume	Rate	Change	Volume	Rate	Change
ASSETS:
Federal funds sold and interest bearing deposits	$(48,321)	13,329	(34,992)	$34,374	(18,290)	16,084
Investment securities
Available for sale	566,579	(45,104)	521,475	(70,033)	(157,689)	(228,022)
Held to maturity	448,850	—	448,850	—	—	—
Other	3,376	(1,971)	1,405	3,214	(9,819)	(6,605)
Loans	28,671	33,428	62,099	844,403	(560,383)	324,020

Total interest earning assets	999,155	(318)	998,837	811,958	(746,181)	105,477

LIABILITIES
Interest-bearing deposits	205,132	(116,841)	88,291	392,583	(496,763)	(104,180)
Short-term borrowings	36,702	634	37,336	(35,236)	(9,733)	(44,969)
FHLB advances	232,424	24,162	256,586	(38,935)	11,325	(27,610)

Total interest bearing liabilities	474,258	(92,045)	382,213	318,412	(495,171)	(176,759)
	$524,897	91,727	616,624	$493,546	(251,010)	282,236

OTHER INCOME AND OTHER EXPENSE

For the years ended December 31, 2004 and 2003, other income totaled $1.6 million and $6.7 million, respectively.  The primary component of other income in 2004 was the gain on sale of loans totaling $843,186, which represented a decrease of $4.6 million when compared to 2003. The primary reason for the decrease in loan sale income was the decreased volumes of the mortgages through our wholesale networks as a result of the sale of assets of the operation. Other mortgage loan and SBA related fees and income decreased by $753,068 in 2004 also due to the decreased loan volume as a result of the sale of assets of the wholesale mortgage department. We sold two corporate securities in 2004 for a gain on sale of $115,326. The securities were sold to take advantage of market conditions and limit credit risk in the investment securities portfolio.

Other expenses totaled $4.4 million and $7.4 million for the years ended December 31, 2004 and 2003, respectively.  The primary component of other expense was salary and employee benefits expenses, which totaled $2.6 million and $4.6 for the same respective periods.  The $2.0 million decrease in salary and employee benefits primarily resulted from the sale of the assets of the wholesale mortgage operations.  The decrease was partially offset by an increase of approximately $400,000 related to new employees at our loan production offices and our banking office in Fernandina. Occupancy expenses decreased in 2004 by $59,913.  Other operating expense totaled $1.4 million at December 31, 2004 as compared to $2.3 million at December 31, 2003.  This decrease was primarily driven by variable costs associated with mortgage banking underwriting activities.

BALANCE SHEET OVERVIEW

At December 31, 2004 we had total assets of $141.9 million as compared to $106.5 million as of December 31, 2003.  For the same periods, total liabilities increased to $125.4 million from $92.5 million, respectively.  Shareholders’ equity totaled $16.5 million at December 31, 2004, an increase of $2.5 million when compared to the balance of $14.0 million as of December 31, 2003. The increase was primarily driven by proceeds of approximately $1.75 million from the exercise of options and director warrants.  The remainder of the increase was sourced by net income.

LOAN PORTFOLIO

Our intent is to direct a substantial percentage of our earning assets into the loans category. We separate loans into the two categories of portfolio loans and loans held for sale. Portfolio loans are permanent loans booked, serviced, and held to maturity. Loans held for sale are originated or purchased from third parties and presold to institutional investors.  Loans held for sale decreased from $15.9 million at December 31, 2003 to $917,000 at December 31, 2004, reflecting the sale of our wholesale mortgage division in April 2004.  Our total net portfolio loans, on the other hand, increased 67.6% from $53.9 million at December 31, 2003 to $90.2 at December 31, 2004, reflecting our renewed focus on our core community banking operations in 2004.

Major classifications of portfolio loans as of December 31, 2004 and 2003 are summarized as follows:

	2004		2003
	Amount	Percent of total	Amount	Percent of total
Commercial, financial and agricultural	$5,555,132	6%	$3,174,840	6%
Real estate – mortgage	54,258,160	59%	36,603,663	67%
Real estate – construction	29,977,559	33%	13,665,538	25%
Consumer	1,581,514	2%	1,196,679	2%
Total loans	91,372,365	100%	54,640,720	100%
Less: Allowance for loan losses	1,103,403		789,344
Total net loans	$90,268,962		$53,851,376

The major component of the loan portfolio was real estate mortgage loans, which represented 59% and 67% of the loan portfolio as of December 31, 2004 and 2003, respectively.  In the context of this discussion, we define a “real estate mortgage loan” as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan.  We follow the common practice of financial institutions in our market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral.  We take this collateral to reinforce the likelihood of the ultimate repayment of the loan; however, this tends to increase the magnitude of our real estate loan portfolio component.  Generally, we target our loan-to-value ratio to 80%.  Due to the short time frame the portfolio existed and the increased focus on commercial lending activities, the current loan mix may not be indicative of the ongoing make-up of the portfolio.  In order to reduce collateral risk, we attempt to maintain a relatively diversified portfolio.

It is our policy to classify loans as non-accrual generally when they are past due in principal or interest payments for more than 90 days or it is otherwise not reasonable to expect collection of principal and interest under the original terms.  Exceptions are allowed for 90 day past due loans when such loans are secured by real estate or negotiable collateral and in the process of collection.  Generally, payments received on non-accrual loans are applied directly to principal.  We have adopted the principles of Financial Accounting Standards Board (FASB) SFAS 114 and 118 relating to accounting for impaired loans. As of December 31, 2004 we had one nonaccrual loan totaling $33,636 which was fully guaranteed by the Small Business Administration. As of December 31, 2003, we had one nonaccrual loan totaling $209,400, of which $157,050 was partially guaranteed by the Small Business Administration.

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

The following table summarizes major classifications of portfolio loans by maturities as of December 31, 2004:

	One year or less	Wgt. Avg. Rate	After one, but within five years	Wgt. Avg. Rate	After five Years	Wgt. Avg. Rate	Total	Wgt. Avg. Rate
Commercial, financial and agricultural	$2,121,432	6.26%	2,090,677	5.45%	1,343,023	7.02%	5,555,132	5.65%
Real estate – mortgage	10,297,296	6.26%	13,249,204	5.97%	30,711,660	6.29%	54,258,160	6.21%
Real estate – construction	12,903,519	5.99%	13,732,877	6.19%	3,341,163	6.68%	29,977,559	6.16%
Consumer	635,294	8.10%	754,796	7.28%	191,424	7.02%	1,581,514	7.53%

Total	$25,957,541	6.17%	29,827,554	6.07%	35,587,270	6.36%	91,372,365	6.18%

The following table represents the rate structure for loans maturing over one year.

	Variable Rate	Fixed Rate
Commercial, financial and agricultural	$1,660,069	$1,773,663
Real estate – mortgage	26,060,688	17,900,176
Real estate – construction	12,084,087	4,989,954
Consumer	34,720	911,499

Total	$39,839,564	$25,575,262

PROVISION AND ALLOWANCE FOR LOAN LOSSES

We have developed policies and procedures for evaluating the overall quality of the credit portfolio and the timely identification of potential credit problems.  Additions to the allowance for loan losses are made to maintain the allowance at an appropriate level based on our analysis of the potential risk in the loan portfolio.  Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events which we believe to be reasonable, but which may or may not be accurate.  Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required.  Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time.

As of December 31, 2004, the allowance for loan losses was $1,103,403, or 1.20% of outstanding portfolio loans, as compared to $789,344, or 1.44% of outstanding portfolio loans, as of December 31, 2003. The decrease in the reserve for loan losses as a percentage of portfolio loans reflects the decrease in the classified loans in our portfolio.

Our judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans.  These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality, and review of specific problem loans.  In determining the adequacy of the allowance for loan losses, we use a loan grading system that rates loans in different categories.  Certain grades representing criticized or classified loans are assigned allocations of loss based on management’s estimate of potential loss that is generally based on historical losses and/or collateral deficiencies. Other loans are graded by type and allocated loss ranges based on management’s perceived inherent loss for the loan type. The combination of these results is compared monthly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses.  We use an independent third party loan reviewer to challenge and corroborate the loan grading system and provide additional analysis in determining the adequacy of the allowance for loan losses and the future provisions for estimated loan losses.

During 2004, we incurred charge-offs totaling $65,704 with recoveries of $53,763. The ratio of charge-offs during the period to average portfolio loans outstanding was .01%.  During 2003, we incurred charge-offs totaling $8,761 with recoveries of $105. The ratio of charge-offs during the period to average portfolio loans outstanding was .01%.

As of December 31, 2004, the allowance was allocated as follows:

	Year ended December 31, 2004	Percent of loans in each category to total loans
Commercial, financial and agricultural	$80,164	7%
Real estate – mortgage	620,452	56%
Real estate – construction	383,408	35%
Consumer	19,379	2%

Total	$1,103,403	100.00%

LOANS AVAILABLE FOR SALE

We had total loans available for sale of $916,665 and $15,920,143 as of December 31, 2004 and 2003, respectively, reflecting the anticipated mortgage loan volume decreases resulting from the sale of the assets of the wholesale mortgage loan operations in April 2004. All loans classified as available for sale are recorded at the lower of cost or market.  At December 31, 2004 and 2003, no impairment was recognized on any loans held for sale.

INVESTMENT PORTFOLIO

The investment securities portfolio outstanding as of December 31, 2004 and 2003 was $38.7 million and $26.3 million, respectively.  We increased the investment portfolio to leverage the capital of the company as we continue to grow the loan portfolio. We believe the investment portfolio provides a balance to interest rate and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds. At December 31, 2004 and 2003, available for sale securities totaled $24.7 million and $26.3 million, respectively. At December 31, 2004, held to maturity securities totaled $14.1 million. Our investment portfolio was structured with a relative short duration and to provide cash flows from maturities and mortgage backed securities paydowns to fund loan growth.

The amortized cost and estimated fair value of investment securities available for sale at December 31, 2004, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

	Year ended December 31, 2004			Year ended December 31, 2003
Securities Available for Sale	Amortized Cost	Estimated Fair Value	Yield to Maturity	Amortized Cost	Estimated Fair Value	Yield to Maturity

U.S. Government Agencies

Less than one year	$999,519	993,750	2.18%	—	—	—
1 to5 years	8,981,513	8,935,937	3.13%	8,966,929	8,967,820	3.42%
5 to 10 years	2,003,148	2,005,625	2.66%	2,069,715	2,074,600	2.60%

Municipal Bonds
1 to5 years	419,880	421,116	3.50%	—	—	—
5 to 10 years	740,787	742,637	4.05%	1,169,726	1,170,026	3.99%

Corporate bonds:
1 to5 years	—	—	—	968,890	1,079,550	7.12%

Mortgage Backed Securities	11,564,239	11,549,306	3.97%	12,996,437	13,049,625	4.20%

Total	$24,709,086	24,684,371	3.48%	26,171,697	26,341,621	3.74%

	Year ended December 31, 2004			Year ended December 31, 2003
Securities Held to Maturity	Amortized Cost	Estimated Fair Value	Yield to Maturity	Amortized Cost	Estimated Fair Value	Yield to Maturity

Municipal Bonds
5 to 10 years	$1,987,818	2,077,057	6.36%	—	—	—

Mortgage Backed Securities	12,062,773	12,273,097	5.20%	—	—	—

Total	$14,050,591	14,350,154	5.36%	—	—	—

DEPOSITS

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  Core deposits were $75,165,834 as of December 31, 2004.

The maturity distribution of time deposits of $100,000 or more as of December 31, 2004 was as follows:

Three months or less	$9,690,118
Over three through six months	5,135,102
Over six through twelve months	1,582,609
Over twelve months	8,044,710

Total	$24,452,539

BORROWINGS

As of December 31, 2004, we were a shareholder in the Federal Home Loan Bank of Atlanta.  Through this affiliation, we secured term advances totaling $18,000,000 at rates competitive with time deposits and other like maturities. These borrowings were used to fund loans and investments.  At December 31, 2003, we had outstanding warehouse line advances of $5,075,593 and term advances totaling $3,000,000 with the FHLB. The decrease in warehouse advances is a result of the decrease in mortgage loans available for sale. The increase in our term borrowings was used to fund investment purchases and loan growth.

LIQUIDITY

We must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors’ accounts and to supply new borrowers with funds. To meet these obligations, we keep cash on hand, maintain account balances with our correspondent banks, and purchase and sell federal funds and other short-term investments.  Asset and liability maturities are monitored in an attempt to match these to meet liquidity needs.  We seek to monitor our liquidity to meet regulatory requirements and local funding requirements.  We believe the current level of liquidity is adequate to meet current needs.

Our primary sources of liquidity are a stable base of deposits, scheduled repayments on loans, and interest and maturities of investments.  All securities of have been classified as available-for-sale.  If necessary, we have the ability to sell a portion of our investment securities to manage interest sensitivity gap or liquidity.  Cash and due from banks and federal funds sold may be utilized to meet liquidity needs.  In addition, in July 2004 we received approximately $1.75 million from the exercise of options and director warrants.

At December 31, 2004, we had arrangements with a correspondent and commercial banks for short term unsecured advances up to $7,200,000.  As of December 31, 2004, we had outstanding balances of $294,000.  In addition, we had secured repurchase agreements outstanding of $7.0 million.

Our cash flows are composed of three classifications:  cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.  Cash and cash equivalents decreased $3.7 million for a total $2.7 million at December 31, 2004, compared with $6.5 million at December 31, 2003. Cash used in investing activities totaled $54.5 million in 2004 primarily due to increases in loans and investments. Cash provided by financing activities totaled $34.7 million in 2004 due to increases in deposits, repurchase agreements, and FHLB advances.

RATE SENSITIVITY

Asset/liability management is the process by which we monitor and control the mix and maturities of assets and liabilities.  The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and interest sensitive liabilities to minimize potentially adverse impacts on earnings from changes in market interest rates.

The principal monitoring technique employed is the measurement of our interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time.  Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability.  Managing the amount of assets and liabilities repricing in this same time interval helps to minimize interest rate risk and manage net interest income in changing interest rate environments.  Our net interest income generally would benefit from rising interest rates when we have an asset-sensitive gap position.  Conversely, our net interest income generally would benefit from decreasing interest rates of interest when we have a liability-sensitive gap position.

INTEREST RATE SENSITIVITY ANALYSIS

The asset mix of the balance sheet is continually evaluated in terms of several variables:  yield, credit quality, appropriate funding sources and liquidity.  To effectively manage the liability mix of the balance sheet, there should be a focus on expanding the various funding sources.  The interest rate sensitivity position as of December 31, 2004 is presented in the following table.  The difference between rate sensitive assets and rate sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table.  Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.  The table may not be indicative of our rate sensitivity position at other points in time.

	One year or less	After one but within five years	After five years	Total
Interest-earning assets:
Interest bearing deposits	$263	500	—	763
Federal funds sold	262	—	—	262
Investment securities available for sale	994	10,017	13,637	24,648
Investment securities held to maturity	—	—	14,051	14,051
Loans	63,054	22,660	6,666	92,380
Total earning assets	64,573	33,177	34,354	132,104
Interest-bearing liabilities
Interest bearing deposits	76,222	12,516	—	88,738
Repurchase Agreements	7,000	—	—	7,000
Fed funds purchased	294	—	—	294
FHLB advances	5,000	3,000	10,000	18,000

Total interest-bearing liabilities	$88,516	15,516	10,000	114,032

Interest-sensitivity gap	$(23,943)	17,661	24,354	18,072

Cumulative interest-sensitivity gap	$(23,943)	(6,282)	18,072

Ratio of cumulative interest-sensitivity gap to total earning assets	(18)%	(5)%	14%

As indicated in the table above, during the first year approximately 78% of the interest bearing liabilities will reprice within one year while 49% of the interest bearing assets will reprice within the same period.  The table also highlights that we are liability sensitive in the first 12 months while asset sensitive for the remainder of the period. We rely on money market deposits as a stable core funding source. Rates paid on such accounts are viewed by management as significantly less expensive over time than market-based rates such as those paid on non-core deposits.

Our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  Varying interest rate environments can create unexpected changes in the prepayment of assets and liabilities that are not reflected in the interest rate sensitivity analysis.  These prepayments may have a significant impact on our net interest margin.

CONTRACTUAL OBLIGATIONS

Included in the preceding table are the maturities of the contractual obligation including the repayment of FHLB advances and Warehouse lines of credit.  We have no other significant contractual obligations.

OFF BALANCE SHEET ITEMS

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers.  These financial instruments include standby letters of credit and commitments to extend credit.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements.  The contract or notional amounts of those instruments reflect the extent of involvement we have in particular classes of financial instruments.  See footnote number 11 in the audited financial statements for further details.

CAPITAL ADEQUACY

Bank holding companies, such as us, and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy, which are expressed in the form of certain ratios.  Capital is separated into Tier 1 capital (essentially common shareholders’ equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets).  The first two ratios, which are based on the degree of credit risk in our assets, provide the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit.  The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%.  The capital leverage ratio supplements the risk-based capital guidelines.

The Federal Reserve guidelines also contain an exemption from the capital requirements for bank holding companies with less than $150 million in consolidated assets.  Because we had less than $150 million in assets as of December 31, 2004, we were not yet required to maintain these minimum capital requirements at the holding company level.  However, the bank falls under these rules as set by bank regulatory agencies.  As of December 31, 2004, both the bank and the holding company maintained capital ratios in the “well capitalized” classification.  Additionally, based on our bank’s most recent notification from the regulators, the bank was deemed to be well capitalized.  For additional information, see footnote 12 of the audited financial statements.

IMPACT OF INFLATION AND CHANGING PRICES

The effect of relative purchasing power over time due to inflation has not been taken into effect in our financial statements.  Rather, the statements have been prepared on an historical cost basis in accordance with generally accepted accounting principles.

Since most of the assets and liabilities of a financial institution are monetary in nature, the effect of changes in interest rates will have a more significant impact on our performance than will the effect of changing prices and inflation in general.  Interest rates may generally increase as the rate of inflation increases, although not necessarily in the same magnitude.

Item 7. Financial Statements

Porter Keadle Moore, LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

First Capital Bank Holding Corporation

We have audited the accompanying consolidated balance sheets of First Capital Bank Holding Corporation as of December 31, 2004 and 2003, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for each of the two years ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Capital Bank Holding Corporation as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the two years ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/Porter Keadle Moore, LLP
Porter Keadle Moore, LLP

Atlanta, Georgia

March 4, 2005

Certified Public Accountants

Suite 1800 • 235 Peachtree Street NE •  Atlanta, Georgia 30303 • Phone 404-588-4200  • Fax 404-588-4222  • www.pkm.com

FIRST CAPITAL BANK HOLDING CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2004 and 2003

	2004	2003
Assets

Cash and due from banks, including cash reserve requirements of $427,000 and $443,000 respectively.	$2,198,563	5,617,823
Federal funds sold	262,203	237,118
Interest bearing deposits in other banks	262,803	597,612

Cash and cash equivalents	2,723,569	6,452,553

Certificate of deposit	500,000	—
Investment securities available-for-sale	24,648,371	26,341,621
Investment securities held to maturity, estimated fair value of $14,350,154	14,050,591	—
Other investments	1,262,900	827,000
Loans available-for-sale	916,665	15,920,143
Loans, net	90,268,962	53,851,376
Premises and equipment, net	3,273,685	2,181,229
Accrued interest receivable and other assets	4,296,849	935,459

	$141,941,592	106,509,381

Liabilities and Shareholders’ Equity
Deposits:
Non interest bearing demand	$10,880,205	11,521,127
Interest bearing demand	11,518,386	10,938,389
Savings	29,928,105	25,613,032
Time	22,839,138	17,815,462
Time over $100,000	24,452,539	17,958,328

Total deposits	99,618,373	83,846,338

Federal funds purchased and securities sold under agreements to repurchase	7,294,000	—
Warehouse line of credit	—	5,075,593
Federal Home Loan Bank advances	18,000,000	3,000,000
Accrued interest payable and other liabilities	507,357	595,737

Total liabilities	125,419,730	92,517,668

Commitments

Shareholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $.01; 10,000,000 shares authorized; 1,182,200 and 1,008,000 issued and outstanding in 2004 and 2003, respectively	11,822	10,080
Additional paid-in capital	11,538,986	9,789,578
Retained earnings	5,009,305	4,085,003
Accumulated other comprehensive (loss) / income	(38,251)	107,052

Total shareholders’ equity	16,521,862	13,991,713

	$141,941,592	106,509,381

See accompanying notes to consolidated financial statements.

FIRST CAPITAL BANK HOLDING CORPORATION AND SUBSIDIARY

Consolidated Statements of Earnings

For the Years Ended December 31, 2004 and 2003

	2004	2003
Interest income:
Interest and fees on loans	$5,187,132	5,125,033
Interest on investment securities - taxable	1,302,384	410,620
Interest on investment securities - tax-exempt	79,966	—
Interest on federal funds sold and interest-bearing deposits	46,738	81,730

Total interest income	6,616,220	5,617,383

Interest expense:
Interest on deposits	1,513,063	1,424,772
Interest on borrowings	472,790	216,204
Other	40,043	2,707

Total interest expense	2,025,896	1,643,683

Net interest income	4,590,324	3,973,700

Provision for loan losses	326,000	33,000

Net interest income after provision for loan losses	4,264,324	3,940,700

Other income:
Service charges on deposit accounts	250,221	221,426
Mortgage loan and SBA related fees and income	301,404	1,054,472
Gain on sale of loans	843,186	5,431,034
Gain on sale of securities	115,326	—
Other income	61,183	40,063

Total other income	1,571,320	6,746,995

Other expenses:
Salaries and employee benefits	2,583,716	4,619,497
Occupancy and equipment	449,173	509,086
Other operating	1,380,453	2,266,918

Total other expenses	4,413,342	7,395,501

Income before taxes	1,422,302	3,292,194

Income tax expense	498,000	1,370,000

Net earnings	$924,302	1,922,194

Net earnings per share	$.85	1.91

Diluted earnings per share	$.81	1.71

See accompanying notes to consolidated financial statements.

FIRST CAPITAL BANK HOLDING CORPORATION AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2004 and 2003

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income/(Loss)	Total

Balance, December 31, 2002	$10,080	9,789,578	2,162,809	243,417	12,205,884

Change in unrealized gain on securities available-for-sale	—	—	—	(136,365)	(136,365)

Net earnings	—	—	1,922,194	—	1,922,194

Balance, December 31, 2003	10,080	9,789,578	4,085,003	107,052	13,991,713

Exercise of stock options and warrants	1,742	1,749,408	—	—	1,751,150

Change in unrealized loss on securities available-for-sale	—	—	—	(145,303)	(145,303)

Net earnings	—	—	924,302	—	924,302

Balance, December 31, 2004	$11,822	11,538,986	5,009,305	(38,251)	16,521,862

See accompanying notes to consolidated financial statements.

FIRST CAPITAL BANK HOLDING CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2004 and 2003

	2004	2003

Net earnings	$924,302	1,922,194

Other comprehensive income:

Unrealized holding loss on investment securities available-for-sale:
Unrealized losses arising during the period	(106,577)	(216,452)
Associated tax benefit	36,236	80,087

Reclassification adjustment for gains realized	(115,326)	—
Associated tax expense	40,364	—

Other comprehensive loss, net of income taxes	(145,303)	(136,365)

Comprehensive income	$778,999	1,785,829

See accompanying notes to consolidated financial statements.

FIRST CAPITAL BANK HOLDING CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2004 and 2003

	2004	2003
Cash flows from operating activities:
Net earnings	$924,302	1,922,194
Adjustments to reconcile net earnings to net cash Provided by operating activities:
Depreciation, amortization, and accretion	328,134	245,924
Provision for loan losses	326,000	33,000
Provision for deferred taxes	172,370	(53,248)
Gain on sale of securities	(115,326)	—
Net change in loans available-for-sale	15,003,478	23,937,700
Change in cash surrender value of bank owned life insurance	(22,764)	—
Change in:
Accrued interest and other assets	(425,661)	314,751
Accrued payable interest and other liabilities	(88,379)	(393,518)

Net cash provided by operating activities	16,102,154	26,006,803

Cash flows from investing activities:
Proceeds from sale of investment securities available-for-sale	1,085,625	—
Proceeds from maturities, calls, and paydowns of scurities available for sale	4,384,192	7,126,906
Proceeds from maturities, calls, and paydowns of securities held to maturity	1,023,934	—
Purchases of investment securities available-for-sale	(4,023,941)	(23,824,158)
Purchases of investment securities held to maturity	(15,091,862)	—
Purchases of certificate of deposit	(500,000)	—
Purchases of other investments	(435,900)	(30,000)
Proceeds from maturities, calls, and paydowns of other investments	—	578,700
Net change in loans	(36,743,586)	(2,644,108)
Purchases of bank owned life insurance	(3,000,000)	—
Purchases of premises and equipment	(1,271,192)	(270,308)

Net cash used by investing activities	(54,572,730)	(19,062,968)

Cash flows from financing activities:
Net change in deposits	15,772,035	7,737,404
Net change in repurchase agreements and federal funds purchased	7,294,000	—
Net change in warehouse line of credit	(5,075,593)	(13,216,200)
Repayment of other borrowings	—	(1,000,000)
Proceeds from other borrowings	15,000,000	—
Proceeds from warrants and stock options exercised	1,751,150	—

Net cash provided (used) by financing activities	34,741,592	(6,478,796)

Net change in cash and cash equivalents	(3,728,984)	465,039

Cash and cash equivalents at beginning of year	6,452,553	5,987,514

Cash and cash equivalents at end of year	$2,723,569	6,452,553

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,934,696	1,683,115
Cash paid during the year for income taxes	$512,850	1,546,001

Supplemental schedule of noncash investing and financing activities:
Change in unrealized gains on investment securities available-for-sale, net of tax	$(145,303)	(136,365)

See accompanying notes to consolidated financial statements.

FIRST CAPITAL BANK HOLDING CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

First Capital Bank Holding Corporation (the “Company”) was incorporated for the purpose of becoming a bank holding company. On July 26, 1999, the Company acquired 100% of the outstanding common stock of First National Bank of Nassau County (the “Bank”), which operates in the Fernandina Beach, Florida area. The Bank is chartered and regulated by the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation. The Bank commenced operations on July 26, 1999.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and the Bank. All intercompany accounts and transactions have been eliminated in consolidation.

The accounting principles followed by the Company and its subsidiary, and the method of applying these principles, conform with accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the banking industry. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan loss and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and interest bearing deposits at other banks with maturities of 90 days or less.

Investment Securities

The Company classifies its securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities for which the Company has the ability and intent to hold until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale.

Available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses, net of the related tax effect, on securities available-for-sale are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer.

A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings and establishes a new cost basis for the security.

Premiums and discounts are amortized or accreted over the life of the related securities as adjustments to the yield. Realized gains and losses for securities classified as available-for-sale and held-to-maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Other Investments

Other investments include equity securities with no readily determinable fair value.  These investments are carried at cost. Investment in Federal Reserve Bank Stock is required for member banks. Investment in Federal Home Loan Bank stock is a condition of borrowing from the Federal Home Loan Bank. At December 31, 2004 and 2003,the investment in Federal Reserve Bank Stock was $240,000. At December 31, 2004 and 2003, the investment in Federal Home Loan Bank stock was $1,022,900 and $587,000, respectively.

Loans Available-for-Sale

Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value. The amount by which cost exceeds market value is accounted for as a valuation allowance. Changes, if any, in the valuation allowance are included in the determination of net earnings in the period in which the change occurs. The Company has recorded no valuation allowance related to its loans available-for-sale as their cost approximates market value.  Gains and losses from the sale of loans are determined using the specific identification method.

Loans and Allowance for Loan Losses

Loans are stated at principal amount outstanding, net of the allowance for loan losses. Unearned interest on discounted loans is recognized as income over the term of the loans using a method which approximates a level yield. Interest on other loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.

A loan is considered impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price, or at the fair value of the collateral of the loan if the loan is collateral dependent. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance represents an amount which, in management’s judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible.

Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality and review of specific problem loans.

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

Income Taxes

The Company accounts for income taxes under the liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Net Comprehensive Income

GAAP generally requires that recognized revenues, expenses, gains and losses be included in net earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheets, such items along with net earnings, are components of comprehensive income. The Company presents comprehensive income in a separate consolidated statement of comprehensive income.

Stock Compensation Plans

SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock.  Under Opinion No. 25, stock options issued under the Company’s stock option plan have no intrinsic value at the grant date and, as such, no compensation cost is recognized.  The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as such, has provided proforma disclosures of net earnings and earnings per share, as if the fair value method of accounting had been applied. Had compensation cost for the plan been determined based upon the fair value of the options at the grant dates, the Company’s net earnings and net earnings per share would have been reduced to the proforma amounts indicated below:

		2004	2003

Net earnings	As reported	$924,302	1,922,194
	Proforma	$900,133	1,786,502

Basic earnings per share	As reported	$.85	1.91
	Proforma	$.83	1.77

Diluted earnings per share	As reported	$.81	1.87
	Proforma	$.79	1.59

The fair value of each option is estimated on the date of grant using the Minimum Value pricing model with the following weighted average assumptions used for grants in 2003 - no dividend yield, a risk free interest rate of 3.5%, and an expected life of 10 years. No options were granted in 2004.  The difference between the net earnings as reported and proforma amount is the expense associated with the grants, which would have been earned in the period.  This expense was calculated based on the number of options vested during the period multiplied by the fair value at the time of grant net of the related tax effect.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), which revises and amends SFAS No. 123.  SFAS No. 123(R) requires all share-based payments to employees, including stock options, to be recognized in the financial statements based on their fair values. Upon adoption, pro forma disclosure is no longer an alternative to financial statement recognition.  SFAS No. 123(R) will be effective for the Company for financial statements beginning after December 15, 2005.  The Company is still evaluating the transition provisions allowed by SFAS No. 123(R) and expects to adopt its provisions in the first quarter of 2006.  The Company has not yet determined the financial statement impact of the pronouncement.

In March 2004, the Emerging Issues Task Force (“EITF”) issued EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. EITF 03-1 provides guidance for evaluating whether an investment is other-than-temporarily impaired. The disclosure guidance was effective for other-than-temporarily impairment evaluation made in the reporting periods beginning after June 15, 2004 whereas the recognition and measurements guidance has been deferred. The disclosures required by EITF 03-1 are included in Note 2 to the consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB and other standard setting entities that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Net Earnings Per Share

Earnings per common share are based on the weighted average number of common shares outstanding during the period. The effects of potential common shares outstanding during the period are included in diluted earnings per share.

		Common	Per Share
For the Year Ended December 31, 2004	Net Earnings	Shares	Amount

Earnings per common share	$924,302	1,085,460	$.85
Effect of dilutive stock options	—	59,006.04

Diluted earnings per common share	$924,302	1,144,466	$ . 81

		Common	Per Share
For the Year Ended December 31, 2003	Net Earnings	Shares	Amount

Earnings per common share	$1,922,194	1,008,000	$1.91
Effect of dilutive warrants and stock options	—	115,936.20

Diluted earnings per common share	$1,922,194	1,123,936	$1.71

NOTE 2 - INVESTMENT SECURITIES

Investment securities available-for-sale at December 31, 2004 and 2003 were as follows:

	Amortized	Gross Unrealized		Estimated
December 31, 2004	Cost	Gains.	Losses.	Fair Value

U.S. Government agencies	$11,984,180	3,102	(51,970)	11,935,312
Municipal tax exempt securities	1,160,667	3,086	—	1,163,753
Mortgage-backed securities	11,564,239	33,211	(48,144)	11,549,306

Total	$24,709,086	39,399	(100,114)	24,648,371

	Amortized	Gross Unrealized		Estimated
December 31, 2003	Cost	Gains.	Losses.	Fair Value

U.S. Government agencies	$11,036,644	10,906	(5,130)	11,042,420
Municipal tax exempt securities	1,169,726	300	—	1,170,026
Mortgage-backed securities	12,996,437	64,947	(11,759)	13,049,625
Corporate bonds	968,890	110,660	—	1,079,550

Total	$26,171,697	186,813	(16,889)	26,341,621

Investment securities held to maturity as of December 31, 2004 were as follows:

	Amortized	Gross Unrealized		Estimated
December 31, 2004	Cost	Gains.	Losses.	Fair Value

Municipal tax exempt securities	$1,987,817	89,240	—	2,077,057
Mortgage-backed securities	12,062,774	210,323	—	12,273,097

Total	$14,050,591	299,563	—	14,350,154

No investment securities were classified as held to maturity at December 31, 2003.

The amortized cost and estimated fair value of investment securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available For Sale		Securities Held To Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost.	Fair Value	Cost.	Fair Value
U.S. Government agencies:
Less than one year	$999,519	993,750	—	—
1 to 5 years	8,981,513	8,935,937	—	—
5 to 10 years	2,003,148	2,005,625	—	—

Municipal Securities:
1 to 5 years	419,880	421,116	—	—
5 to 10 years	740,787	742,637	—	—
Over 10 years	—	—	1,987,817	2,077,057

Mortgage-backed securities	11,564,239	11,549,306	12,062,774	12,273,097

Total	$24,709,086	24,648,371	14,050,591	14,350,154

Investment securities available for sale with a fair value of approximately $864,000 and $1,079,550 as of December 31, 2004 and 2003, respectively, were pledged to secure public deposits.   Proceeds from the sale of investment securities totaled $1,085,625 resulting in recognized gross gains of $115,326.  There were no sales of investment securities in 2003.

The market value of investment securities is based on quoted market values and is significantly affected by the interest rate environment. Unrealized losses in investments available for sale are considered temporary because of acceptable investment grades on each security and the repayment sources of principal and interest are government backed. Securities available for sale with an unrealized loss for a continuous period at December 31, 2004 and 2003 are as follows:

	Less than twelve months		Twelve months or more
	Estimated	Unrealized	Estimated	Unrealized
December 31, 2004	Fair Value	Loss.	Fair Value	Loss.

U.S. Government agencies:	$7,929,063	(51,970)	—	—
Mortgage-backed securities	8,786,754	(48,144)	—	—

Total	$16,715,817	(100,114)	—	—

	Less than twelve months		Twelve months or more
	Estimated	Unrealized	Estimated	Unrealized
December 31, 2003	Fair Value	Loss.	Fair Value	Loss.

U.S. Government agencies:	$2,974,690	(5,130)	—	—
Mortgage-backed securities	1,914,771	(11,759)	—	—

Total	$4,889,461	(16,889)	—	—

NOTE 3 - LOANS

Major classifications of loans at December 31, 2004 and 2003 are summarized as follows:

	2004	2003
Commercial, financial and agricultural	$5,555,132	3,174,840
Real estate - construction	29,977,559	13,665,538
Real estate - mortgage	54,258,160	36,603,663
Consumer	1,581,514	1,196,679
Total loans	91,372,365	54,640,720
Less: Allowance for loan losses	1,103,403	789,344
Loans, net	$90,268,962	53,851,376

The Bank grants loans and extensions of credit to individuals and a variety of businesses and corporations located in its general trade area of Southeast Georgia and Northeast Florida. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

Changes in the allowance for loan losses were as follows:

	2004	2003

Balance at beginning of year	$789,344	765,000
Provision for loan losses	326,000	33,000
Amounts charged off	(65,704)	(8,761)
Amounts recovered	53,763	105
Balance at end of year	$1,103,403	789,344

NOTE 4 - PREMISES AND EQUIPMENT

Major classifications of premises and equipment at December 31, 2004 and 2003 are summarized as follows:

	2004	2003
Land	$1,675,000	475,000
Building	1,477,670	1,477,670
Furniture and equipment	1,012,993	997,139
Leasehold improvements	33,459	39,406
	4,199,122	2,989,215
Less: Accumulated depreciation	925,437	807,986
	$3,273,685	2,181,229

Depreciation expense amounted to $176,736 and $196,087 for 2004 and 2003, respectively.

NOTE 5 - DEPOSITS

Maturities of time deposits at December 31, 2004 are as follows:

Maturing in:
2005	$31,205,806
2006	10,841,674
2007	4,678,472
2008	240,137
2009	325,588

Total	$47,291,677

NOTE 6 - INCOME TAXES

The components of income tax expense for the years ended December 31, 2004 and 2003 are as follows:

	2004	2003

Current	$670,370	1,316,752
Deferred	(172,370)	53,248

Total tax expense	$498,000	1,370,000

The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

	2004	2003

Pretax income at statutory rates	$483,583	1,119,346
Add (deduct)
State tax, net of Federal effect	84,746	116,392
Tax exempt interest	(107,700)	(1,203)
Other	37,371	135,465

	$498,000	1,370,000

The following summarizes the components of deferred taxes at December 31, 2004 and 2003.

	2004	2003
Deferred income tax assets:
Allowance for loan losses	$399,820	277,146
Other reserves	54,199	—
Unrealized losses on available for sale securities	22,465	—
Pre-opening expenses	—	15,264
Other	4,732	3,024
Total deferred tax assets	481,216	295,434
Deferred income tax liabilities:
Premises and equipment	(52,148)	(61,201)
Unrealized gains on available-for-sale securities	—	(62,872)

Total deferred tax liability	(52,148)	(124,073)

Net deferred tax asset	$429,068	171,361

NOTE 7 - BORROWINGS

Advances from the Federal Home Loan Bank consisted of the following:

December 31, 2004

Amount

Rate

Maturity

Call Date

$

5,000,000

2.43

%

May 2005

—

$

1,000,000

2.93

%

July 2006

—

$

2,000,000

4.55

%

October 2006

—

$

10,000,000

4.25

%

May 2014

May 2009

December 31, 2003

Amount

Rate

Maturity

Call Date

$1,000,000

2.93

%

July 2006

—

$2,000,000

4.55

%

October 2006

—

The advances outstanding at December 31, 2004 were secured by $11,565,073 in 1-4 family first mortgages and $13,510,000 in securities held to maturity. The advances outstanding at December 31, 2003 were secured by $5,929,883 in 1-4 family first mortgages.

The Bank also has lines of credit available at December 31, 2004 and 2003 totaling $7.2 million and $6.7 million with its correspondent banks, which represent credit for overnight borrowings from financial institutions. Outstanding advances were $294,000 as of December 31, 2004. No advances were outstanding at December 31, 2003.

Outstanding repurchase agreements were $7,000,000 at December 31, 2004. The advances were secured by pledges of securities available for sale with an estimated fair value of $7,006,638.

The Bank had a warehouse line of credit with the Federal Home Loan Bank of Atlanta with available credit of $24,000,000 with outstanding borrowings of $5,075,593 as of December 31, 2003. The line was paid off after the sale of the assets of our wholesale mortgage department during the second quarter of 2004.

NOTE 8 - COMMITMENTS

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

The Bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. In most cases, the Bank requires collateral to support financial instruments with credit risk.

The following summarizes commitments as of December 31, 2004 and 2003.

	Approximate Contract Amount
	2004	2003
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	22,757,668	12,149,494
Standby letters of credit	133,000	401,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case by case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management’s credit evaluation. Collateral held varies but may include unimproved and improved real estate, certificates of deposit or personal property.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

NOTE 9 - SHAREHOLDER EQUITY

Shares of preferred stock may be issued from time to time in one or more series as established by resolution of the Board of Directors of the Company, up to a maximum of 10,000,000 shares.  Each resolution shall include the number of shares issued, preferences, special rights and limitations as determined by the Board.

Dividends paid by the Bank are the primary source of funds available to the Company.  Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities.  These restrictions are based on the level of regulatory classified assets, the prior years’ net earnings, and the ratio of equity capital to total assets. As of December 31, 2004 the Bank can pay dividends of approximately $3,069,000.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Bank conducts transactions with directors and officers, including companies in which they have a beneficial interest, in the normal course of business. It is the Bank’s policy to comply with federal regulations that require that loan and deposit transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time made for comparable loans and deposits to other persons.

The following summary reflects activities for related party loans for 2004:

Beginning balance	$4,015,064
New loans	2,384,140
Repayments	(1,353,366)

Ending balance	$5,045,838

At December 31, 2004, deposits from directors, executive officers, and their related interests totaled approximately $8,058,000. The company enters into related party transactions for products and services in the normal course of business. All transactions are conducted at arms length and are not considered significant for financial statement purposes.

NOTE 11- EMPLOYEE AND DIRECTOR BENEFIT PLANS

The Company issued 165,000 warrants to the organizers related to the initial stock offering. Each organizer was granted one warrant for each two shares purchased.  Each warrant entitles the holder to purchase one share of common stock at an exercise price of $10.00 per share. The warrants are exercisable in equal amounts beginning on the date the Bank opened for business and on each of the four succeeding anniversaries of that date. Company organizers exercised 157,500 warrants in 2004 resulting in an increase of $1,575 and $1,573,425 in common stock and additional paid in capital, respectively.  No warrants remain outstanding as of December 31, 2004.

The Company has a Stock Incentive Plan (the “Plan”) whereby 100,000 shares of common stock have been reserved for issuance pursuant to the plan, which may include incentive stock options or non-qualified stock options.  Incentive stock options are granted to employees at exercise prices not less than fair market value at the date of grant. The options vest evenly over five year periods with the first 20% vesting immediately. The options are exercisable no later than ten years from the date of grant. At December 31, 2004, 11,400 options were available for distribution.

Prior to 2003, the Company granted 23,000 options to officers of the Company in the form of non-qualified stock options which were not covered by the aforementioned plan but subject to the same conditions.

A summary status of the option activity as of December 31, 2004 and 2003 is presented below:

	2004		2003
		Average		Average
		Weighted		Weighted
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, beginning of year	114,500	$10.52	106,700	$10.52
Exercised options	(16,700)	$10.55	—	$—
Forfeited options	(10,900)	$11.55	(2,200)	$10.65
Granted during the year	—	$—	10,000	$13.75

Outstanding, end of year	86,900	$10.75	114,500	$10.80

Options exercisable at year end	78,900	$10.44	91,200	$10.40

Weighted average fair value of options granted during the year		—		$1.50
Weighted average remaining contractual lives (years)		5.70		6.82

In 2004, the Company commenced a Phantom Stock Appreciation Rights (“PSAR”) plan for the benefit of certain employees designated by the Board of Directors.  Under the plan, participants will be due an amount representing the incremental value of the underlying stock as compared to the strike price of the PSAR at the time of grant. The vesting of the option is determined at the time of the grant and is at the discretion of the Company.  During 2004, the Company issued 21,500 PSAR with a strike price of $17.35, which approximated the fair value of underlying stock at the time of grant.  As of December 31, 2004, the market value approximated the strike price and no compensation expense has been recognized.

Also in 2004, the Company established a Supplemental Executive Retirement Plan (“SERP”) that provides normal retirement, termination and death benefits, as defined, to a certain key executive designated by the Board of Directors. Compensation expenses related to the SERP for the year ended December 31, 2004 was $11,493.

NOTE 12 - REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2004, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes would have changed the Bank’s category.

The actual capital amounts and ratios for the Bank are also presented in the table. Detail disclosures related to the Company have been excluded as they significantly exceed the disclosures herein.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:
Total Capital (to Risk Weighted Assets)	$13,512,000	13%	9,143,000	8%	11,429,000	10%
Tier 1 Capital (to Risk Weighted Assets)	$13,551,000	12%	4,571,000	4%	6,857,000	6%
Tier 1 Capital (to Average Assets)	$13,551,000	10%	5,556,000	4%	6,946,000	5%

As of December 31, 2003:
Total Capital (to Risk Weighted Assets)	$12,595,000	15%	6,599,000	8%	8,249,000	10%
Tier 1 Capital (to Risk Weighted Assets)	$12,488,000	15%	3,300,000	4%	4,950,000	6%
Tier 1 Capital (to Average Assets)	$12,488,000	12%	4,203,000	4%	5,254,000	5%

NOTE 13 - SEGMENT INFORMATION

The Company operated two business segments: community banking and mortgage banking. These segments are primarily identified by the products or services offered and the channels through which they are offered. The community banking segment consists of the Company’s full-service Bank that offers customers traditional banking products and services through various delivery channels. The mortgage banking segment consisted of mortgage brokerage facilities that originate, acquire, and sell mortgage products. In the fourth quarter of 2003, we decided to reposition our resources.  We recognized the cyclical nature of income derived from wholesale mortgage banking activities and reflected on the greater than two years of success in this area.  However, we noted that the volume in the industry had begun to slow significantly and volumes closer to historical norms were on the horizon.  In response to this change, we decided to discontinue wholesale mortgage banking activities through the sale of the assets in April 2004 and refocus attention to the commercial lending market.   Information for 2004 and 2003 for each of the segments is included as follows:

Year Ended December 31, 2004	Community Banking	Mortgage Banking	Parent	Eliminations	Total

Net interest income	$4,434,017	127,278	29,029	—	4,590,324
Provision for loan losses	(326,000)	—	—	—	(326,000)

Net interest income after provision for loan losses	4,108,017	127,278	29,029	—	4,264,324

Other income	1,020,150	551,170	—	—	1,571,320
Other expenses	3,392,097	780,187	241,058	—	4,413,342
Income before income taxes	1,736,070	(101,739)	(212,029)	—	1,422,300
Income tax expense	608,000	(36,000)	(74,000)	—	498,000

Net earnings	$1,128,070	(65,739)	(138,029)	—	924,302

Average assets	$121,721,874	4,408,453	126,130,327	(126,130,327)	126,130,327

Year Ended December 31, 2003	Community Banking	Mortgage Banking	Parent	Eliminations	Total

Net interest income	$3,382,087	570,035	21,578	—	3,973,700
Provision for loan losses	(33,000)	—	—	—	(33,000)

Net interest income after provision for loan losses	3,349,087	570,035	21,578	—	3,940,700

Other income	880,337	5,866,658	—	—	6,746,995
Other expenses	2,951,241	4,287,823	156,437	—	7,395,501
Income before income taxes	1,278,183	2,148,870	(134,859)	—	3,292,194
Income tax expense	530,000	890,000	(50,000)	—	1,370,000

Net earnings	$748,183	1,258,870	(84,859)	—	1,922,194

Average assets	$80,213,950	24,863,609	105,077,559	(105,077,559)	105,077,559

NOTE 14 - OTHER OPERATING EXPENSES

Significant components of other operating expenses are as follows:

	2004	2003
Wholesale mortgage investor expenses	$69,670	615,844
Data processing fees and related expenses	$294,474	326,785
Advertising	$144,761	133,054
Donations and charitable expenses	$48,885	128,004
Legal, Accounting, and professional expenses	$223,478	264,428

NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company is required to disclose fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company’s financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company or its subsidiaries, but rather a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination, or issuance.

Cash and Cash Equivalents and Certificates of Deposit

For cash, due from banks, federal funds sold, interest bearing deposits in other banks, and certificates of deposit, the carrying amount is a reasonable estimate of fair value.

Investment Securities

The fair values for investment securities are based on quoted market prices.

Other Investments

The carrying amount of other investments approximates fair value.

Loans Available-for-sale

Loans available-for-sale are carried at the lower of aggregate cost or fair value.  The carrying amount is a reasonable estimate of fair value

Loans

The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimate of fair value.

Cash Surrender Value of Life Insurance

The carrying value of cash surrender value of life insurance approximates fair value.

Deposits

The fair value of demand deposits, savings accounts, NOW and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

Federal Home Loan Bank Advances

The fair value of advances outstanding is based on the quoted value provided by the FHLB.

Warehouse Line of Credit, Federal Funds Purchased, and Securities under Agreements to Repurchase

Because other borrowings are based on variable rates or are relative short terms, the carrying value is a reasonable estimate of fair value.

Commitments to Extend Credit, Standby Letters of Credit

Off-balance sheet instruments (commitments to extend credit and standby letters of credit) are generally short-term and at variable interest rates.  Therefore, both the carrying value and estimated fair value associated with these instruments are immaterial.

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include deferred income taxes and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

The carrying amount and estimated fair values of the Company’s financial instruments at December 31, 2004 and 2003 are as follows:

	2004		2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$2,723,569	2,723,569	6,452,553	6,452,553
Certificates of deposit	$500,000	500,000	—	—
Investment securities available-for-sale	$24,648,371	24,648,371	26,341,621	26,341,621
Investment securities held to maturity	$14,050,591	14,350,154	—	—
Other investments	$1,262,900	1,262,900	827,000	827,000
Loans available-for-sale	$916,665	916,665	15,920,143	15,920,143
Loans, net	$90,268,962	91,402,752	53,851,376	56,587,973
Cash surrender value of life insurance	$3,022,764	3,022,764	—	—

Liabilities:
Deposits	$99,618,373	99,663,436	83,846,338	84,053,776
Federal Home Loan Bank advances	$18,000,000	17,300,869	3,000,000	2,992,641
Warehouse lines of credit	$—	—	5,075,593	5,075,593
Repurchase agreements	$7,000,000	7,000,000	—	—
Federal funds purchased	$294,000	294,000	—	—

NOTE 16 -            FIRST CAPITAL BANK HOLDING CORPORATION (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Balance Sheets

December 31, 2004 and 2003

	2004	2003
Assets

Cash and interest bearing deposits	$2,941,779	1,328,658
Investment in subsidiary	13,512,276	12,595,248
Other assets	142,807	67,807

	16,596,862	13,991,713

Liabilities and Shareholders’ Equity

Liabilities	75,000	—

Shareholders’ equity	$16,521,862	13,991,713

	$16,596,862	13,991,730

Statements of Earnings

For the Years Ended December 31, 2004 and 2003

	2004	2003
Income:
Interest income	$29,029	21,578

Expenses:
Other operating	241,058	156,437
Income tax benefit	(74,000)	(50,000)

Total expenses	167,058	106,437

Loss before equity in undistributed earnings of subsidiary	(138,029)	(84,859)

Equity in undistributed earnings of subsidiary	1,062,331	2,007,053

Net earnings	$924,302	1,922,194

Statements of Cash Flows

For the Years Ended December 31, 2004 and 2003

	2004	2003

Cash flows from operating activities:
Net earnings	$924,302	1,922,194
Adjustments to reconcile net earnings to net cash used by operating activities:
Equity in undistributed earnings of subsidiary	(1,062,331)	(2,007,053)
Change in other	—	(50,000)

Net cash used by operating activities	(138,029)	(134,859)

Cash from financing activities related to the exercise of stock options and warants	1,751,150	—

Net change in cash	1,613,121	(134,859)

Cash at beginning of year	1,328,658	1,463,518

Cash at end of year	$2,941,779	1,328,658

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2004.  There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 8B.  Other Information

None

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Name	Age	Year First Elected or Appointed	Year Term Expires	Position(s) Held

Ron Anderson	60	1998	2007	Director
Christina H. Bryan	59	1998	2006	Director
C. Brett Carter	45	1998	2007	Director
Suellen Rodeffer Garner	48	1998	2006	Director
Dr. William K. Haley	48	1998	2007	Director
David F. Miller	75	1998	2007	Director
Robert L. Peters	44	1998	2005	Director
Lawrence Piper	48	1998	2005	Director
Michael G. Sanchez	55	1998	2006	President, Chief Executive Officer, and Director
Edward Wilson	53	1998	2005	Director
Marshall E. Wood	58	1998	2006	Director
Timothy S. Ayers	37	1999	—	Senior Vice President, Chief Financial Officer, Secretary, and Treasurer
Leo Deas, III	59	2002	—	Executive Vice President
Dan P. Powell	46	1999	—	Senior Vice President and Senior Lending Officer

Ron Anderson has served as one of our directors since August 1, 1998.  Prior to his joining us, Mr. Anderson served as managing general partner of Marel Enterprises, a family limited partnership, since 1997.  Mr. Anderson is also the president of several automobile-related businesses, including Ron Anderson Chevrolet-Olds, Anderson Pontiac-Buick-Olds-GMC, Inc., Ron Anderson Pontiac-Buick-GMC, Rontex-Douglas, and Anderson Enterprises.  Mr. Anderson served as a director of Bank South, Douglas, Georgia, from 1985 to 1986.

Christina H. Bryan has served as one of our directors since August 1, 1998.  Ms. Bryan is a co-owner of several businesses, serving in the following capacities: director and treasurer of Rex Packaging, Inc. since 1972; president of Florida Petroleum Corp. since 1984; secretary and treasurer of Island Seafood Co. from 1972 to 2002; director and vice president of YCG, Inc. since 1980; and director and vice president of YE Hall, Inc. since 1972.

C. Brett Carter has served as one of our directors since August 1, 1998.  Mr. Carter has served as president of Brett’s Waterway Cafe, Inc. since 1989 and as director of Amelia’s Restaurant, Inc. since 1989.

Suellen Rodeffer Garner has served as one of our directors since July 31, 1998.  Ms. Garner served as a director of Barnett Bank of Nassau County from 1990 to 1998.  In addition, Ms. Garner is a licensed orthodontist and has been co-owner of Suellen Rodeffer and David Todd Garner D.D.S., P.A. since 1983.  Ms. Garner is chairman of our board of directors.

Dr. William K. Haley has served as one of our directors since August 1, 1998.  Dr. Haley served as president of the medical staff at Nassau Baptist Hospital from 1996 to 1998.  He is currently in private surgical practice in Elberton, Georgia.

David F. Miller has served as one of our directors since August 1, 1998.  He has owned Amelia Service Center, Inc., a real estate business in Fernandina Beach, Florida, since 1991.  Mr. Miller served as president and vice-chairman of the board of directors of J.C. Penny Co. from 1953 to 1990, and as a director of Barnett Bank of Jacksonville, Florida from 1990 to 1996.  Mr. Miller has also served as a director of Winn-Dixie Stores, Inc. from 1986 to 2000 and for Dean Foods from 1997 to 2000.

Robert L. Peters has served as one of our directors since August 1, 1998.  Mr. Peters holds a B.S. in accounting and real estate and received his J.D. from Florida State University.  Mr. Peters has a law practice in Fernandina Beach, Florida that concentrates in real estate.

Lawrence Piper has served as one of our directors since August 1, 1998.  Mr. Piper has owned and managed Coastal-tel.com, Inc., a telecommunications sales and service company, since 1991.

Michael G. Sanchez has served as our president and chief executive officer since July 31, 1998 and as one of our directors since the third quarter of 1998.  Mr. Sanchez also serves as the president and chief executive officer of our subsidiary bank.  Mr. Sanchez served as group president of lending for Tucker Federal Bank, Tucker, Georgia, from 1997 to 1998.  He also served as president, chief executive officer and director of Premier Bank, Acworth, Georgia, from 1995 to 1996 and for Summerville National Bank, Summerville, South Carolina, from 1993 to 1995.  Mr. Sanchez has over 30 years of experience in the banking industry.

Edward Wilson  has served as one of our directors since August 1, 1998.  Mr. Wilson is a licensed insurance agent.  He is part-owner and has served as an officer of several Florida insurance agencies comprising Morrow Insurance Group, Inc., including agencies located in Madison (secretary and treasurer since 1985); Dowling Park (secretary and treasurer since 1988); Fernandina Beach (president since 1987); and Yulee (president since 1998).

Marshall E. Wood has served as one of our directors since August 1, 1998.  Mr. Wood is an attorney licensed in the states of Florida and Tennessee.  In addition, Mr. Wood served as a director of Barnett Bank of Nassau County from 1981 to 1998.  Mr. Wood has served as president and sole director of Marshall E. Wood, P.A., Amelia Island, Florida, since 1995 and served as vice president and director for Wood & Poole, P.A. from 1986 to 1995.

Timothy S. Ayers has served as senior vice president and chief financial officer of our bank since January 1999 and as secretary and treasurer of our company since April 2001.  He was formerly vice president for Financial Data Technology, Inc., Franklin, Tennessee, a third party provider for data and item processing for financial institutions; vice president and operations manager, Community Capital Corporation, Greenwood, South Carolina; and assistant branch manager, Wachovia Bank, Greenwood, South Carolina.

Leo Deas, III  has served as Executive Vice President of our bank since October 15, 2003 and formerly served as Senior Vice President since joining the bank in April 2002.  Mr. Deas served as Vice President of Commercial Real Estate lending for Tucker Federal Bank, Tucker Georgia from June 1997 to April 2002.  Mr. Deas began his banking career in November 1980 after spending 10 years in the mortgage banking industry.

Dan P. Powell has served as a senior vice president and senior loan officer of our bank since May 1999.  Before joining us, Mr. Powell was employed by Barnett Bank and NationsBank from 1981 to 1999, serving as senior vice president/banking center manager, and as controller, cashier and auditor.

Audit Committee

Our board of directors has appointed an audit committee.  The audit committee is composed of Messrs. Peters, Piper, and Wood.  Each of these members is considered “independent” under Rule 4350 of the National Association of Securities Dealers’ listing standards.  The audit committee met five times in 2004.

None of the current members of the audit committee nor any other member of our board qualifies as an “audit committee financial expert” as defined under the rules of the Securities and Exchange Commission.  As a relatively small public company, it is difficult to identify potential qualified candidates that are willing to serve on our board and otherwise meet our requirements for service.  At the present, we do not know if or when we will appoint a new board member that qualifies as an audit committee financial expert.  Although none of the members of our audit committee qualify as “financial experts” as defined in the SEC rules, each of our audit committee members has made valuable contributions to the company and its shareholders as members of the audit committee.

The board has determined that each member is fully qualified to monitor the performance of management, the public disclosures by the company of its financial condition and performance, our internal accounting operations, and our independent auditors.

The audit committee has the responsibility of reviewing the company’s financial statements, evaluating internal accounting controls, reviewing reports of regulatory authorities, and determining that all audits and examinations required by law are performed.  The committee recommends to the board the appointment of the independent auditors for the next fiscal year, reviews and approves the auditor’s audit plans, and reviews with the independent auditors the results of the audit and management’s responses.  Although the audit committee has no written charter, it is responsible for overseeing the entire audit function and appraising the effectiveness of internal and external audit efforts.  The audit committee reports its findings to the board of directors.

Compliance with Section 16

As required by Section 16(a) of the Securities Exchange Act of 1934, our directors and executive officers, and certain other individuals are required to report periodically their ownership of our common stock and any changes in ownership to the SEC.  Based on a review of Forms 3, 4, and 5 and any representations made to us, we believe that all such reports for these persons were filed in a timely fashion during 2004 for transactions occurring in 2004.

Code of Ethics

We expect all of our employees to conduct themselves honestly and ethically, particularly in handling actual and apparent conflicts of interest and providing full, accurate, and timely disclosure to the public.  Although we have not adopted a formal code of ethics that applies to our senior executive officers, we are developing a code that we expect will be approved by our board of directors in the near future.

Item 10.  Executive Compensation

The following table shows the cash compensation we paid for the years ended December 31, 2002 through 2004 to our chief executive officer and each of our other executive officers who earned total annual compensation, including salary and bonus, in excess of $100,000 in 2004.

	Annual Compensation (1)					Long Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation		Number of Securities Underlying Options/SARs		All Other Compensation

Michael G. Sanchez President and Chief Executive Officer of the Company and the Bank	2004	$157,600	$75,000	$78,470	(2)	—		$1,490	(3)
	2003	$120,000	$194,975	$6,000	(4)	—		—
	2002	$110,000	$68,090	$6,000	(5)	—		—

Leo Deas III Executive Vice President of the Bank	2004	$96,000	$13,440	$13,044	(6)	4,000	(7)	—
	2003	$90,000	$10,000	$11,600	(8)	—		—
	2002	$84,000	—	$4,800	(9)	—		—

Timothy S. Ayers Senior Vice President and Chief Financial Officer	2004	$96,000	$13,440	$11,362	(10)	—		—
	2003	$86,000	$10,000	$9,000	(11)	2,000	(12)	—
	2002	$82,750	$8,000	$9,000	(13)	—		—

(1)          Our executive officers also received indirect compensation in the form of certain perquisites and other personal benefits.

Unless otherwise noted in the table, the amount of such benefits received in the fiscal year by each named executive officer did not exceed the lesser of either $50,000 or 10% of the executive’s annual salary and bonus.

(2)          Includes Deferred Compensation Benefits of $68,960, 401K employer matching contributions of $3,510, and medical insurance premiums of $6,000.

(3)          Includes term life insurance reimbursement of $1,490.

(4)          Includes medical insurance premiums of $6,000.

(5)          Includes medical insurance premiums of $6,000.

(6)          Includes medical insurance premiums of $6,000, 401K employer matching contributions of $1,444, and annual vehicle allowance of $5,600.

(7)          Includes 4,000 Stock Appreciation Rights granted at a strike price of $17.35 in 2004.

(8)          Includes medical insurance premiums of $6,000 and annual vehicle allowance of $5,600.

(9)          Includes medical insurance premiums of $2,400 and annual vehicle allowance of $5,600.

(10)    Includes medical insurance premiums of $6,000, 401K employer matching contributions of $2,362, and annual vehicle allowance of $3,000.

(11)    Includes medical insurance premiums of $6,000 and annual vehicle allowance of $3,000.

(12)    Includes 2,000 qualified stock options granted at a strike price of $13.75 in 2003.

(13)    Includes medical insurance premiums of $6,000 and annual vehicle allowance of $3,000.

Option/SAR Grants in Last Fiscal Year

The following table sets forth information concerning the grant of stock options and stock appreciation rights to our named executive officers during the year ended December 31, 2004.

	Number of Securities Underlying Options/SARs Granted	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price (Dollars Per Share)	Expiration Date

Leo Deas, III	4,000 SAR’s	18.60%	$17.35	10/20/15

Aggregated Option/SAR Exercises in Last Fiscal Year and Year-End Option/SAR Values

	Number of Unexercised Securities Underlying Options/SARs at Fiscal Year End 2004		Value of Unexercised Securities Underlying Options/SARs at Fiscal Year End 2004
Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Michael G. Sanchez Qualified options	30,000	—	$240,000	—

Leo Deas III Nonqualified options Stock Appreciation Rights	2,400	1,600	$13,200	$8,800
	—	4,000	—	$2,600

Timothy S. Ayers Qualified options	13,400	2,100	$102,400	$11,850

(1)                                  The values shown equal the difference between the exercise price of unexercised in-the-money options or SAR’s and the closing market price $18.00 of the underlying common stock at December 31, 2004.  Options are in-the-money if the fair market value of the common stock exceeds the exercise price of the option.

Employment Agreements

We have entered into an employment agreement with Mr. Sanchez to serve as President and Chief Executive Officer of the company and the bank.  The agreement is a for a term of five years and is automatically renewed for successive one year periods unless either party provides written notice at least 90 days prior to the expiration of the current term.  Mr. Sanchez receives an annual base salary of $150,000, which is reviewed annually by the board of directors and may be increased from time to time on the board’s recommendation.  Mr. Sanchez is also eligible to receive an annual cash bonus equal to up to 5% of the net pretax income of the bank.  He is entitled to life insurance premiums, an automobile, and to participate in all of the company’s retirement, welfare, deferred compensation; insurance, and other benefit plans and programs.

If the agreement is terminated by Mr. Sanchez for good reason following a change in control or by the company without cause following a change in control, Mr. Sanchez is entitled to all accrued compensation plus a lump sum cash payment equal to 2.99 times the sum of his then current annual salary and the average bonuses paid to him during the preceding three years.

During his employment and for a period of 12 months thereafter, Mr. Sanchez may not, subject to limited exceptions, (a) compete with us by forming, serving as an organizer, director, or officer of, or acquiring or maintaining greater than a 1% passive ownership interest in, a depository financial institution or holding company of a depository financial institution, if the depository institution or holding company has one or more offices or branches located within a 35 mile radius of the company’s headquarters, (b) solicit our customers for a competing business, or (c) solicit our employees for a competing business.  These restrictions, however, do not apply following a change in control.

Executive Supplemental Retirement Agreement

In October 2004, the board of directors of our subsidiary, First National Bank of Nassau County, approved the Executive Supplemental Retirement Income Agreement for Michael Sanchez.  Under the plan, the bank is required to make annual contributions on behalf of Mr. Sanchez to a retirement income trust fund.  The amount of the annual contributions have been actuarially determined and are based on the annual incremental accounting accruals which would be required of the bank through the earlier of Mr. Sanchez’s death or benefit age (i) pursuant to APB Opinion No. 12, as amended by FAS 106 and (ii) assuming a discount rate equal to 6% per annum.  If Mr. Sanchez does not exercise withdrawal rights, the contributions shall continue until the earlier of 2014 or the termination of his employment.  If Mr. Sanchez exercises his withdrawal rights, the bank is obligated to record phantom contributions until the earlier of 2014 or the termination of employment.

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

Salary Continuation Agreements

In January 2005, we entered into salary continuation agreements with Mr. Ayers and Mr. Deas.  Upon termination following a change in control, each executive is entitled to receive all accrued compensation plus a lump sum payment equal to the sum of the executive’s then current annual base salary and the average bonuses paid to the executive during the preceding three years.

Phantom Stock Appreciation Rights Plan

In October 2004, our board of directors and the board of directors of the bank adopted the Phantom Stock Appreciation Rights Plan effective October 20, 2004.  The plan provides for the grant of 21,500 phantom stock appreciation rights to members of management and other highly compensated employees designated by the board of directors of the bank.  The board of directors of the bank may also grant additional awards on terms established by the board.  All awards must be evidenced by separately executed agreements that state the number of stock appreciation rights awarded to the participant and the measurement period for determining the accrued benefit.

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

Director Compensation

In August 2003 the company began paying directors’ fees of $500 per monthly board meeting attended and $100 per committee meeting attended.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table shows how much common stock in the company is owned by our directors, certain executive officers, and owners of more than 5% of the outstanding common stock, as of March 1, 2005.  Unless otherwise indicated, the address of each beneficial owner is c/o First Capital Bank Holding Corporation, 1891 South 14th Street, Fernandina Beach, Florida 32034.

Name	Number of Shares Owned (1)	Right to Acquire (2)	% of Beneficial Ownership(3)

Ron Anderson	22,600	—	1.91%
Timothy S. Ayers	1,358	14,300	1.31%
Christina H. Bryan	38,000	—	3.21%
C. Brett Carter	60,100	—	5.08%
Leo Deas, III	—	2,400	*
Suellen Rodeffer Garner	60,000	—	5.08%
Dr. William K. Haley	12,500	—	1.06%
David F. Miller	60,720	—	5.14%
Robert L. Peters	30,000	—	2.54%
Lawrence Piper	7,500	—	*
Dan P. Powell	2,000	6,800	*
Michael G. Sanchez	15,000	30,000	3.71%
Edward E. Wilson	33,160	—	2.80%
Marshall E. Wood	15,000	—	1.27%

Executive officers and directors as a group (14 persons)	357,938	53,500	41.59%

*Indicates less than 1% ownership.

(1)                                  Includes shares for which the named person has sole voting and investment power, has shared voting and investment power, or holds in an IRA or other retirement plan program, unless otherwise indicated in these footnotes.

(2)                                  Includes shares that may be acquired within the next 60 days of March 1, 2005 by exercising vested stock options but does not include any unvested stock options.

(3)                                  For each individual, this percentage is determined by assuming the named person exercises all options which he or she has the right to acquire within 60 days, but that no other persons exercise any options.  For the directors and executive officers as a group, this percentage is determined by assuming that each director and executive officer exercises all options which he or she has the right to acquire within 60 days, but that no other persons exercise any options.  The calculations are based on 1,182,700 shares of common stock outstanding on March 1, 2005.

The following table sets forth equity compensation plan information at December 31, 2004.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column(a))

Equity compensation plans approved by security holders	78,900	$10.57	11,400

Equity compensation plans not approved by security holders
Non-qualified options(1)	8,000	$12.50	0

Total	86,900	$10.75	11,400

(1)                                  In 2002, we granted non-qualified options to certain officers of the company.  The exercise price of the options is $12.50.  The options vest evenly over a five year period and must be exercised within ten years from the date of grant.  See our description of “Non-qualified Options” below.

Non-Qualified Options

In 2002, we granted an aggregate of 8,000 nonqualified stock options to certain employees of the company.  The options are represented by separate option agreements.  The exercise price of the options was $12.50.  The options vest ratably over a five year period and are void unless exercised within 10 years from the date of grant.  The options are subject to forfeiture if the optionee violates any confidentiality, noncompetition, nonsolicitation, or similar provision of an employment agreement.  Optionees may not transfer the options except by will or the laws of decent and distribution or pursuant to a qualified domestic relations order.

Item 12.  Certain Relationships and Related Transactions

We enter into banking and other transactions in the ordinary course of business with our directors and officers and their affiliates.  It is our policy that these transactions be on substantially the same terms (including price, or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties.  We do not expect these transactions to involve more than the normal risk of collectibility nor present other unfavorable features to us.  Loans to individual directors and officers must also comply with our bank’s lending policies and statutory lending limits, and directors with a personal interest in any loan application are excluded from the consideration of the loan application.  We intend for all of our transactions with our affiliates to be on terms no less favorable to us than could be obtained from an unaffiliated third party and to be approved by a majority of disinterested directors.

Item 13.    Exhibits

3.1.	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-69973).

3.2.	Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form SB-2, File No. 333-69973).

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form SB-2, File No. 333-69973).

10.1	The Company’s 1999 Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-KSB for the year ended December 31, 1999).*

10.2	Form of Organizer Warrant Certificate (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form SB-2, File No. 333-69973).*

10.3	Executive Supplemental Retirement Income Agreement for Michael Sanchez (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-QSB for the period ended September 30, 2004).*

10.4	Phantom Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-QSB for the period ended September 30, 2004).*

10.5

Form of First Capital Bank Holding Corporation Phantom Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-QSB for the period ended September 30, 2004).*

10.6

Employment Agreement dated April 14, 2004 between First Capital Bank Holding Corporation, First National Bank of Nassau County, and Michael G. Sanchez (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-QSB for the period ended June 30, 2004).*

10.7	Salary Continuation Agreement dated January 19, 2005 between First Capital Bank Holding Corporation, First National Bank of Nassau County, and Timothy S. Ayers.

10.8	Salary Continuation Agreement dated January 19, 2005 between First Capital Bank Holding Corporation, First National Bank of Nassau County, and Leo Deas.

21	Subsidiaries of the Company.

23.1	Consent of Porter Keadle Moore, LLP

24	Power of Attorney (contained as part of this report on signature page).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

*                                         Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-KSB

Item 14 Principal Accountant Fees and Services

Porter Keadle Moore, LLP was our auditor during the fiscal year ended December 31, 2004 and 2003.  The following table shows the fees that we paid to Porter Keadle Moore for services performed in fiscal years ended December 31, 2004 and 2003.

	Year Ended December 31, 2004	Year Ended December 31, 2003

Audit Fees	$60,725	$57,124
Audit-Related Fees	2,800	13,180
Tax Fees	7,800	8,530
All Other Fees	—	375

Total	$71,325	$79,209

Audit Fees. Includes the aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements, review of the annual report on form 10KSB and limited reviews of quarterly condensed financial statements included in our Form 10-QSB.

Audit Related Fees. Includes fees billed for professional services rendered by the principal accountant associated with consultation concerning financial accounting and reporting standards for various filings with the SEC.

Tax Fees.  Includes the aggregate fees billed for each of the last two fiscal years for tax services rendered in the preparation of federal, state, and local income and property tax returns for the company and its subsidiaries.

All Other Fees.  Includes the aggregate fees billed for each of the last two fiscal years for all other services, exclusive of the fees disclosed above, rendered during the fiscal years 2004 and 2003.

Oversight of Accountants; Approval of Accounting Fees. Under the provisions of its charter, the audit committee is responsible for the retention, compensation, and oversight of the work of the independent auditors.  The committee reviews any proposed services to insure that they are not prohibited by securities laws and approves the scope of all services prior to being performed.  All of the accounting services and fees reflected in the table above have been reviewed and approved by the audit committee, and none of the services were performed by individuals who were not employees of the independent auditor.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CAPITAL BANK HOLDING CORPORATION

Date:	March 29, 2005	By:	/s/ Michael G. Sanchez
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

Signature	Title	Date

/s/ Ron Anderson
Ron Anderson	Director	March 29, 2005

/s Christina H. Bryan
Christina H. Bryan	Director	March 29, 2005

/s C. Brett Carter
C. Brett Carter	Director	March 29, 2005

/s/ Suellen Rodeffer Garner
Suellen Rodeffer Garner	Director	March 29, 2005

/s/ William K. Haley, M.D.
William K. Haley, M.D.	Director	March 29, 2005

/s/ David F. Miller
David F. Miller	Director	March 29, 2005

/s/ Robert L. Peters
Robert L. Peters	Director	March 29, 2005

/s/ Lawrence Piper
Lawrence Piper	Director	March 29, 2005

/s/ Michael G. Sanchez	President, Chief	March 29, 2005
Michael G. Sanchez	Executive Officer,
and Director

/s/ Edward E. Wilson
Edward E. Wilson	Director	March 29, 2005

/s/ Marshall E. Wood	Director	March 29, 2005
Marshall E. Wood

/s/ Timothy S. Ayers
Timothy S. Ayers	Chief Financial	March 29, 2005
Officer of the Bank

INDEX TO EXHIBITS

Exhibit Number	Description

3.1.	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-69973).

3.2.	Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form SB-2, File No. 333-69973).

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form SB-2, File No. 333-69973).

10.1	The Company’s 1999 Stock Incentive Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-KSB for the year ended December 31, 1999).*

10.2	Form of Organizer Warrant Certificate (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form SB-2, File No. 333-69973).*

10.3	Executive Supplemental Retirement Income Agreement for Michael Sanchez (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-QSB for the period ended September 30, 2004).*

10.4	Phantom Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-QSB for the period ended September 30, 2004).*

10.5

Form of First Capital Bank Holding Corporation Phantom Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-QSB for the period ended September 30, 2004).*

10.6

Employment Agreement dated April 14, 2004 between First Capital Bank Holding Corporation, First National Bank of Nassau County, and Michael G. Sanchez (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-QSB for the period ended June 30, 2004).*

10.7	Salary Continuation Agreement dated January 19, 2005 between First Capital Bank Holding Corporation, First National Bank of Nassau County, and Timothy S. Ayers.

10.8	Salary Continuation Agreement dated January 19, 2005 between First Capital Bank Holding Corporation, First National Bank of Nassau County, and Leo Deas.

21	Subsidiaries of the Company.

23.1	Consent of Porter Keadle Moore, LLP

24	Power of Attorney (contained as part of this report on signature page).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.