Form 10QSB
period 2005-03-31
FIRST CAPITAL BANK HOLDING CORP
filed 2005-05-13
CIK 1074560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly report ended March 31, 2005

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

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,182,700 shares of common stock, $.01 par value per share, issued and outstanding as of May 7, 2005.

          Transitional Small Business Disclosure Format (check one): Yes      No  X

FIRST CAPITAL BANK HOLDING CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

The financial statements of First Capital Bank Holding Corporation (the “Company”) are set forth in the following pages.

FIRST CAPITAL BANK HOLDING CORPORATION

Consolidated Balance Sheets

	March 31, 2005	December 31, 2004
	(unaudited)	(audited)
Assets
Cash and due from banks, including cash reserve requirements of
$395,000 and $427,000 respectively	$7,888,831	2,198,563
Federal funds sold	11,571,991	262,203
Interest bearing deposits in other banks	261,447	262,803

Cash and cash equivalents	19,722,269	2,723,569
Certificate of deposit	500,000	500,000
Investment securities available-for-sale	20,883,446	24,648,371
Investment securities held to maturity, estimated fair value of
$13,475,796 and $14,350,154, respectively	13,568,412	14,050,591
Other investments	1,333,600	1,262,900
Loans available-for-sale	445,316	916,665
Loans, net of allowance of $1,174,403 and $1,103,403	94,834,128	90,268,962
Premises and equipment, net	3,247,992	3,273,685
Accrued interest receivable and other assets	4,341,425	4,296,849

	$158,876,588	141,941,592

Liabilities and Shareholders' Equity
Deposits:
Noninterest bearing demand	$13,291,667	10,880,205
Interest bearing demand	14,327,322	11,518,386
Savings	35,339,857	29,928,105
Time	29,002,705	22,839,138
Time over $100,000	31,687,929	24,452,539

Total deposits	123,649,480	99,618,373
Federal funds purchased and securities sold
under agreements to repurchase	-	7,294,000
Federal Home Loan Bank advances	18,000,000	18,000,000
Accrued interest payable and other liabilities	572,009	507,357

Total liabilities	142,221,489	125,419,730

Commitments
Shareholders' equity:
Preferred stock, par value $.01, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, par value $.01; 10,000,000 shares authorized;
1,182,700 and 1,008,000 issued and outstanding in 2005 and
2004, respectively	11,827	11,822
Additional paid-in capital	11,544,231	11,538,986
Retained earnings	5,316,881	5,009,305
Accumulated other comprehensive (loss) / income	(217,840)	(38,251)

Total shareholders' equity	16,655,099	16,521,862

	$158,876,588	141,941,592

See accompanying notes to financial statements.

FIRST CAPITAL BANK HOLDING CORPORATION
Statements of Earnings

For the Three Months Ended March 31, 2005 and 2004 (Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Interest income:
Interest and fees on loans	$1,592,721	1,136,764
Interest on investment securities - taxable	351,947	235,406
Interest on investment securities - tax-exempt	30,867	8,312
Interest on federal funds sold and interest-bearing deposits	25,688	3,617

Total interest income	2,001,223	1,384,099

Interest expense:
Interest bearing deposits	568,945	291,993
Interest on FHLB borrowings	165,127	42,410
Interest on other borrowings	9,532	6,721

Total interest expense	743,604	341,124
Net interest income	1,257,619	1,042,975
Provision for loan losses	71,000	56,000

Net interest income after provision for loan losses	1,186,619	986,975

Noninterest income:
Service charges on deposit accounts	76,709	53,095
Mortgage and SBA related fees and income	56,917	145,603
Gain on sales of loans	104,312	415,684
Gain on sales of securities	5,013	115,326
Other	63,603	7,237

Total noninterest income	306,554	736,945

Noninterest expense:
Salaries and employee benefits	615,193	852,550
Occupancy	89,128	128,321
Other	316,276	401,311

Total noninterest expense	1,020,597	1,382,182

Net earnings before provision for income taxes	472,576	341,738

Provision for income taxes:	165,000	128,000

Net income:	$307,576	213,738

Earnings Per Share:
Basic	$.26	.21

Diluted	$.25	.21

See accompanying notes to financial statements.

FIRST CAPITAL BANK HOLDING CORPORATION
Statements of Operations and Comprehensive Income (Loss)

For the Three Months Ended March 31, 2005 and 2004 (Unaudited)

	Three Months
	Ended March 31,
	2005	2004
Net earnings	$307,576	213,738
Other comprehensive income, net of tax:
Unrealized (losses) gains on investment
Securities available for sale:
Unrealized (losses) gains arising during the period	(383,003)	215,587
Associated (taxes) benefit	130,221	(73,299)
Reclassification adjustment for gains	(5,013)	(115,326)
Associated taxes	1,704	39,211

Other comprehensive (loss) income	(256,091)	66,173

Comprehensive income	$51,485	279,911

See accompanying notes to financial statements.

FIRST CAPITAL BANK HOLDING CORPORATION
Statements of Cash Flows

For the Three Months Ended March 31, 2005 and 2004 (Unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$307,576	213,738
Adjustments to reconcile net income to net cash:
Operating activities:
Depreciation, amortization and accretion	60,969	86,482
Provision for loan losses	71,000	56,000
Gain on sale of securities	(5,013)	(115,326)
Net change in loans available for sale	471,349	(5,687,275)
Change in cash surrender value of bank owned life insurance	(34,148)	-
Change in other assets	95,045	(36,053)
Change in other liabilities	64,651	184,619

Net cash (used) provided by in operating activities	(1,031,429)	(5,297,815)

Cash flows from investing activities:
Proceeds from sale of investment securities available-for-sale	1,038,334
Proceeds from maturities, calls, and paydowns of securities available for sale	2,428,957	1,441,127
Proceeds from maturities, calls, and paydowns of securities held to maturity	475,009
Redemption (purchase) of other investments	(70,700)	95,000
Net change in portfolio loans	(4,636,166)	(12,641,294)
Purchase of premises and equipment	(10,520)	(19,168)

Net cash (used) in investing activities	(775,086)	(11,124,335)

Cash flows provided by financing activities
Net change in deposits	24,031,107	1,814,177
Net change in repurchase agreements	(7,294,000)	10,252,000
Net change in warehouse line of credit	-	1,763,013
Proceeds from stock options exercised	5,250	4,200

Net cash provided by financing activities	16,742,357	13,833,390

Net increase (decrease) in cash	16,998,700	(2,588,760)
Cash and cash equivalents at the beginning of the period	2,723,569	6,452,553

Cash and cash equivalents at the end of the period	$19,722,269	$3,863,793

Supplemental cash flow information:
Interest paid	$1,039,307	$323,122

Taxes paid	$10,000	$-

See accompanying notes to financial statements.

FIRST CAPITAL BANK HOLDING CORPORATION

Notes to Financial Statements (Unaudited)

Note 1 – Critical Accounting Policies

        We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2004 as filed on our annual report on Form 10-KSB.

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

Stock Compensation Plans

        We have elected not to expense stock options and, as such, have provided proforma disclosures of net earnings and earnings per share, as if the fair value method of accounting had been applied. Had compensation cost for the plan been determined based upon the fair value of the options at the grant dates, our net earnings and net earnings per share for the quarters ended March 31, 2005 and 2004, would have been reduced to the proforma amounts indicated below:

		Three Months Ended
		March 31,
		2005	2004
Net earnings	As reported	$307,576	213,738
	Proforma	$301,532	205,644
Basic earnings per share	As reported	$.26	.21
	Proforma	$.26	.20
Diluted earnings per share	As reported	$.25	.21
	Proforma	$.25	.20

        The fair value of each option is estimated on the date of grant using the Minimum Value pricing model with the following assumptions used for grants issued in 2003 : no dividend yield, a risk free interest rate of 4.35% and an expected life of 10 years. The difference between the net earnings as reported and proforma is the expense associated with the grants, which would have been earned in the period. No options were granted during the first quarter of 2005. This expense was calculated based on the number of options vested during the period multiplied by the fair value at the time of grant net of the related tax effect.

FIRST CAPITAL BANK HOLDING CORPORATION

Notes to Financial Statements (Unaudited)

Significant accounting policies continued

Employee Benefits

In 2004, the Company commenced a Phantom Stock Appreciation Rights (“PSAR”) plan for the benefit of certain employees designated by the Board of Directors. Under the plan, participants will be due an amount representing the incremental value of the underlying stock as compared to the strike price of the PSAR at the time of grant. The vesting of the option is determined at the time of the grant and is at the discretion of the Company. During 2004, the Company issued 21,500 PSARs with a strike price of $17.35, which approximated the fair value of underlying stock at the time of grant. During 2005, the Company granted an additional 14,000 PSARs at a strike price of $18.37. There were 6,000 PSARs forfeited in the first quarter of 2005. There were 29,500 PSARs outstanding as of March 31, 2005.

Note 2 – Earnings per share

        Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares. Reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the three month periods ended March 31, 2005 and 2004 are as follows:

	For the three months ended March 31, 2005
			Earnings
	Net Earnings	Common Shares	Per share
Basic earnings per share	$307,576	1,182,450	$.26
Effect of dilutive securities - Stock Options	-	35,130.01

Diluted earnings per share	$307,576	1,217,580	$.25

	For the three months ended March 31, 2005
			Earnings
	Net Earnings	Common Shares	Per share
Basic earnings per share	$213,738	1,008,400	$.21
Effect of dilutive securities - Stock Options	-	35,987.01

Diluted earnings per share	$213,738	1,044,387	$.20

Note 3 – Subsequent Events

On April 6, 2005, management signed a definitive merger agreement with Coastal Banking Company, Inc., with assets of $146 million, headquartered in Beaufort, SC. The merger is pending approval by the respective shareholders of the wo companies and regulators. The two banks will continue to operate under their well-established brands and will be wholly owned subsidiaries of Coastal Banking Company, Inc., (OTC BB: CBCO.OB). Terms of the merger call for each common share of First Capital Bank Holding Corporation to be exchanged for 1.054 common shares of Coastal Banking Company, Inc. The merger is expected to close during the fourth quarter of 2005.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
                          For the Three Months Ended March 31, 2005 and 2004

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

        This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

o	the businesses of Coastal and First Capital may not be integrated successfully or such integration may take longer to accomplish than expected;

o	the expected cost savings and any revenue synergies from the merger may not be fully realized within the expected timeframes;

o	disruption from the merger may make it more difficult to maintain relationships with clients, associates, or suppliers;

o	the required governmental approvals of the merger may not be obtained on the proposed terms and schedule;

o	shareholders may not approve the merger;

o	changes in economic conditions;

o	movements in interest rates;

o	competitive pressures on product pricing and services;

o	success and timing of other business strategies;

o	the nature, extent, and timing of governmental actions and reforms; and extended disruption of vital infrastructure;

o	and other factors described in our 2005 Annual Report on Form 10-KSB, and documents subsequently filed by us with the Securities and Exchange Commission.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Overview

        The following discussion describes our results of operations for the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004 and also analyzes our financial condition as of March 31, 2005 as compared to December 31, 2004. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Financial Condition

        As of March 31, 2005, we had total assets of $158.9 million, an increase of 12% when compared to December 31, 2004. The primary factor was the increase in federal funds sold of $11.3 million. The increase in federal funds sold is a result of our deposit growth described below, as we have invested the funds we received from these deposits in federal funds on a temporary basis until we use these funds to support future loan growth. Our gross loan portfolio increased by $4.6 million to $96.0 million at March 31, 2005 as new loan production remained strong. Our total loan to deposit ratios were 78% and 92% as of March 31, 2005. We are making a concerted effort to develop a quality portfolio loan business in the local market and to manage the deposit growth consistent with expected loan demand.

        Our deposit growth remained strong in the first quarter of 2005 as a result of increased marketing efforts within our community. When compared to December 31, 2004, deposits for the three months ended March 31, 2005 increased $24.0 million, or 24%. Funds from the deposit growth were used to pay off repurchase agreements and federal funds purchased of $7.3 million as of December 31, 2004, and to fund new loan growth. We anticipate using the excess federal funds to fund future loan growth and pay down maturing borrowed fund advances in the second quarter. Repurchase agreements and warehouse line advances are short-term borrowings and fluctuate according to loan demand.

        The deposit mix at March 31, 2005 was as follows: $13.3 million (11% of total deposits) in noninterest bearing demand deposits; $14.3 million (12% of total deposits) in interest checking accounts; $35.3 million (29% of total deposits) in savings accounts; and $60.7 milllion (49% of total deposits) in time deposits. The deposit mix remains weighted towards higher costing time deposits. We expect this trend to continue with an emphasis on time deposits, thus increasing the average cost of funds and potentially reducing the bank’s net interest margin.

        At March 31, 2005, total investment securities were $34.5 million, $20.9 million in securities classified as available for sale and $13.6 million in securities classified as held to maturity. Liquidity remains sufficient to support the current operating needs and growth opportunities of the bank. The current investment portfolio strategy is primarily to provide liquidity for funding loans and earnings enhancement. Accordingly, all investment securities available for sale are pledgeable to raise funding through public deposits, secured borrowing, or repurchase agreements. Investment securities classified as held to maturity are pledged to the FHLB.

        At March 31, 2005, retained earnings totaled $5.3 million, including net income of $307,576 for the three months ended March 31, 2005.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations

        Net income for the three months ended March 31, 2005 was $307,576, as compared to $213,738 for the same period in 2004. The increase in our results was due to growth in net interest income generated from the growth in loans and investments.

Net interest Income

        Net interest income for the three months ended March 31, 2005 was $1.3 million, compared to $1.0 million for the three months ended March 31, 2004. Total interest income for the first three months of 2005 was $2.0 million, compared to $1.4 million for the same period in 2004. Included in interest income is interest and fees on loans totaling $1.6 million for the three months ended March 31, 2005 and $1.1 million for the same period in 2004. Interest income also includes interest income on investments of $382,814 and $243,718 for the three months ended March 31, 2005 and 2004, respectively. The growth in interest income reflects the growth in our core interest earning assets. Interest income on loans as a percentage of total interest income decreased to 80% at March 31, 2005, as compared to 82% for the same period last year. The decrease is due to the increase in average investment securities and lower yields in the loan portfolio. We incurred interest expense on interest bearing deposits of $568,945 for the three months ended March 31, 2005, as compared to $291,993 for the same period in 2004. These numbers reflect the effect of the increase in the cost of deposits for the year due to the increase in rates offered on these products. Additionally, we recognized $165,127 and $42,410 of interest expense from FHLB advances for the three months ended March 31, 2005 and 2004, respectively.

        Our earning assets are principally floating rate while the funding sources are primarily money market and short-term time deposits. The net interest margins as of March 31, 2005 and 2004 were 3.75% and 4.20%, respectively. Our margins have decreased due to the increased investments and federal funds sold as a percentage of earning assets, repricing of short-term certificates of deposit and money markets, and increased usage of FHLB term advances. We expect interest margins to increase as we continue to grow our loan portfolio as a percentage of average assets.

        The following table details the relationship between interest income and expense and the average balances of interest earning assets and interest bearing liabilities for the three months ended March 31, 2005 and 2004.

		2005			2004
		Interest			Interest
	Average	Income/		Average	Income
	Balances	Expense	Rate/Yield	Balances	Expense	Rate/Yield
Loans	$95,000,561	1,592,721	6.80%	$71,738,336	1,136,764	6.36%
Federal funds sold and
deposits with banks	3,293,531	22,298	2.75%	1,329,036	3,617	1.09%
Investments	37,326,615	382,814	4.16%	26,855,859	243,718	3.64%
CD's at other banks	500,000	3,390	2.76%	-	-	-

Interest earning assets	136,120,707	2,001,223	5.96%	99,923,231	1,384,099	5.56%

Interest bearing deposits	97,014,780	568,945	2.38%	71,873,404	291,993	1.63%
FHLB borrowings	18,000,000	165,127	3.72%	6,829,999	42,410	2.49%
Other borrowings	1,423,711	9,532	2.72%	2,315,337	6,721	1.16%

Interest bearing liabilities	$116,438,491	743,604	2.59%	$81,018,740	341,124	1.69%

Net interest income		1,257,619			1,042,975

Net interest spread			3.37%			3.87%

Net interest margin			3.75%			4.20%

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

        The provision for loan losses was $71,000 and $56,000 for the three months ended March 31, 2005 and 2004, respectively. Our judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality, and review of specific problem loans. In determining the adequacy of the allowance for loan losses, we use a loan grading system that rates loans in different categories. Certain grades representing criticized or classified loans are assigned allocations of loss based on our estimate of potential loss that is generally based on historical losses and/or collateral deficiencies. Other loans are graded by type and allocated loss ranges based on our perceived inherent loss for the loan type. The combination of these results are compared monthly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses. We use an independent third party loan reviewer to challenge and corroborate the loan grading system and provide additional analysis in determining the adequacy of the allowance for loan losses and the future provisions for estimated loans.

        At March 31, 2005, the allowance for loan losses was $1,174,403 compared to $1,103,403 at December 31, 2004, which represented 1.22% and 1.21% of outstanding portfolio loans, respectively. We believe that the allowance for loan losses is adequate, based on internal reviews and external reviews of the quality of the loan portfolio and bank peer group data. Our evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time. Due to the rapid growth of our bank over the past several years and our short operating history, a large portion of the loans in our loan portfolio and of our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. While we do use available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the bank’s allowance for loan losses. These agencies may require the bank to recognize additions to the allowance based on judgments different than those of management.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

The following is a summary of our loan loss history:

	March 31, 2005	March 31, 2004
Balance January 1,	$1,103,403	$789,344
Year to date provision for loan losses	71,000	56,000
Charged off loans	-	(14,943)

Balance, end of period	$1,174,403	$830,401

        As of March 31, 2005, we had one non-accrual loan totaling $34,000, which is guaranteed by the Small Business Administration. At December 31, 2004, we had one non-accrual loan totaling $44,827, which was guaranteed by the Small Business Administration. We have no loans past due 90 days or more accruing interest.

Noninterest Income and Expense

        Noninterest income was $306,554 and $736,945 for the three months ended March 31, 2005 and 2004, respectively. This decrease consists primarily from decrease in mortgage income as a result of the discontinuation of our wholesale residential mortgage operations in April 2004. Gains on the sale of loans decreased by approximately $311,000 and gains on sales of securities decreased by approximately $100,000 from the same period in 2004.

        Noninterest expense was $1.0 million and $1.4 million for the three-month period ended March 31, 2005 and 2004, respectively. Salaries and benefits for the three months ended March 31, 2005 and 2004 totaled $615,193 and $852,550, respectively. The decrease is primarily due to reduction in staff as a result of the sale of the assets of the wholesale mortgage division on April 2004.

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

        The bank has established short-term federal funds purchase lines of credit with its correspondent banks, which total $7.2 million. These lines are unsecured and are designed to provide the bank with short-term liquidity. These lines may be revoked at any time by the correspondent banks and are available to the bank simply as an accommodation for short-term (two weeks or less) liquidity needs. Additionally, the bank has cash and cash equivalents of $19.7 million and investments available for sale of $20.9 million to fund operations and loan growth.

        Currently, we limit investments to highly liquid overnight investments in correspondent banks and bank-qualified securities. In May 2004, we purchased $15 million of securities classified as held to maturity to employ capital, adding to the amount of our earning assets. The purchase was funded by FHLB advances structured to compliment the current cash flows of the investment portfolio. For the foreseeable future, we will consider our investment portfolio primarily as a source for liquidity and a source for earnings.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

        A bank is considered to be “well capitalized” if it has total risk-based capital ratio of 10.0% or greater, a Tier I risk-based capital ratio of 6.0% or greater, and has a leverage ration of 5.0% or greater. Based upon these guidelines, the bank is considered to be “well capitalized at March 31, 2005.

        Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%. The following table sets forth the holding company’s and the bank’s various capital ratios at March 31, 2005. The bank was considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.

	Amount	%
Total capital (to risk weighted assets)
Bank	$13,676,000	12.40
Holding company consolidated	$16,655,000	13.55
Tier 1 capital (to risk weighted assets)
Bank	$13,894,000	11.30
Holding company consolidated	$16,873,000	13.72
Tier 1 capital (to average assets)
Bank	$13,894,000	9.53
Holding company consolidated	$16,873,000	11.58

Off Balance Sheet Risk

        Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2005, we had issued commitments to extend credit of $23.8 million through various types of commercial lending arrangements, of which $1.3 million was at fixed rates and $22.5 million was at variable rates. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Item 3. Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2005. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

               None

Item 3.   Defaults Upon Senior Securities

               None

Item 4.   Submission of Matters to a Vote of Security Holders

               None

Item 5.   Other Information

Due to the proposed merger with Coastal Banking Company, Inc., we intend to combine our annualmeeting with a special meeting in which shareholders will vote on the election of directors and the proposed merger. We currently anticipate holding the meeting in August 2005. If shareholders wish a proposal to be included in the proxy statement and form of proxy relating to such meeting, they must deliver a written copy of their proposal to the company’s principal executive offices no later than May 31, 2005. To ensure prompt receipt by the company, the proposal should be sent certified mail, return receipt requested. Proposals must comply with our bylaws relating to shareholder proposals in order to be included in the proxy materials. A copy of the bylaws is available upon written request.

Our policy is that any shareholder proposal to be made at an annual meeting, but which is not requested to be included in the proxy materials, must be delivered to the secretary of the company between 30 and 60 days prior to the annual meeting; provided, however, that if less than 31 days’ notice of the meeting is given to shareholders, the notice must be delivered within 10 days following the day on which notice of the meeting was mailed to shareholders.

Item 6.   Exhibits

               Exhibit         Description

31.1        Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2       Rule 13a-14(a) Certification of the Principal Financial Officer.

32          Section 1350 Certifications.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CAPITAL BANK HOLDING CORPORATION (Registrant)

Date: May 13, 2005	By: /s/ Michael G. Sanchez Michael G. Sanchez President and Chief Executive Officer

Date: May 13, 2005	By: /s/ Timothy S. Ayers Timothy S. Ayers Principal Accounting and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number          Description

31.1        Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2       Rule 13a-14(a) Certification of the Principal Financial Officer.

32          Section 1350 Certifications.