Form 10QSB
period 2005-06-30
FIRST CAPITAL BANK HOLDING CORP
filed 2005-08-15
CIK 1074560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report ended June 30, 2005

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,182,700 shares of common stock, $.01 par value per share, issued and outstanding as of July 27, 2005.

Transitional Small Business Disclosure Format (check one): Yes      No  X

FIRST CAPITAL BANK HOLDING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

The financial statements of First Capital Bank Holding Corporation (the “Company”) are set forth in the following pages.

FIRST CAPITAL BANK HOLDING CORPORATION

Consolidated Balance Sheets

	June 30, 2005	December 31, 2004
	(unaudited)	(audited)
Assets

Cash and due from banks, including cash reserve requirements of
$395,000 and $427,000 respectively	$2,487,292	2,198,563
Federal funds sold	3,771,135	262,203
Interest bearing deposits in other banks	339,577	262,803

Cash and cash equivalents	6,598,004	2,723,569

Certificate of deposit	500,000	500,000
Investment securities available-for-sale	20,629,435	24,648,371
Investment securities held to maturity, estimated fair value of
$13,135,495 and $14,350,154, respectively	12,944,071	14,050,591
Other investments	1,333,600	1,262,900
Loans available-for-sale	2,042,969	916,665
Loans, net of allowance of $1,295,767 and $1,103,403	109,439,105	90,268,962
Premises and equipment, net	3,229,887	3,273,685
Accrued interest receivable and other assets	4,724,626	4,296,849

	$161,441,697	141,941,592

Liabilities and Shareholders' Equity
Deposits:
Noninterest bearing demand	$12,729,836	10,880,205
Interest bearing demand	16,210,698	11,518,386
Savings	33,322,555	29,928,105
Time	31,058,270	22,839,138
Time over $100,000	32,624,991	24,452,539

Total deposits	125,946,350	99,618,373

Federal funds purchased and securities sold
under agreements to repurchase	-	7,294,000
Federal Home Loan Bank advances	18,000,000	18,000,000
Accrued interest payable and other liabilities	538,871	507,357

Total liabilities	144,485,221	125,419,730

Commitments

Shareholders' equity:
Preferred stock, par value $.01, 10,000,000 shares
authorized, no shares issued and outstanding	-	-

Common stock, par value $.01; 10,000,000 shares authorized;
1,182,700 and 1,024,700 issued and outstanding in 2005 and
2004, respectively	11,827	11,822
Additional paid-in capital	11,544,231	11,538,986
Retained earnings	5,560,511	5,009,305
Accumulated other comprehensive (loss) / income	(160,093)	(38,251)

Total shareholders' equity	16,655,099	16,521,862

	$161,441,697	$141,941,592

See accompanying notes to financial statements.

FIRST CAPITAL BANK HOLDING CORPORATION
Statements of Earnings

For the Three Months and Six Months Ended June 30, 2005 and 2004 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest income:
Interest and fees on loans	$1,822,728	1,319,936	3,415,449	2,456,700
Interest income on investment securities - taxable	331,741	288,980	683,688	466,014
Interest income on investment securities - tax-exempt	30,212	10,373	61,079	77,057
Interest on federal funds sold and interest-bearing	75,045	8,191	100,733	11,808

Total interest income	2,259,726	1,627,480	4,260,949	3,011,579

Interest expense:
Interest bearing deposits	733,792	351,439	1,302,737	643,432
Interest on FHLB borrowings	162,191	102,657	327,318	145,067
Interest on other borrowings	2,428	13,350	11,960	20,071

Total interest expense	898,411	467,446	1,642,015	808,570

Net interest income	1,361,315	1,160,034	2,618,934	2,203,009
Provision for loan losses	130,000	132,000	201,000	188,000

Net interest income after provision for loan losses	1,231,315	1,028,034	2,417,934	2,015,009

Non interest income:
Service charges on deposit accounts	61,662	60,885	138,371	113,980
Mortgage and SBA related fees and income	46,728	66,749	103,645	212,352
Gain on sales of loans	95,548	278,475	199,860	694,159
Gain on sales of securities	--	--	5,013	115,326
Other	66,158	9,317	129,761	16,554

Total non interest income	270,096	415,426	576,650	1,152,371

Non interest expense:
Salaries and employee benefits	595,032	592,871	1,210,225	1,445,421
Occupancy	103,363	125,582	192,491	253,903
Other	428,536	356,355	744,812	757,666

Total non interest expense	1,126,931	1,074,808	2,147,528	2,456,990

Net earnings before provision for income taxes	374,480	368,652	847,056	710,390

Provision for income taxes:	130,850	135,000	295,850	263,000

Net income:	$243,630	$233,652	551,206	447,390

Earnings Per Share:
Basic	$.21	$.23	.47	.44

Diluted	$.20	$.21	.45	.41

        See accompanying notes to financial statements.

FIRST CAPITAL BANK HOLDING CORPORATION
Statements of Operations and Comprehensive Income (Loss)

For the Three and Six Months Ended June 30, 2005 and 2004 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net earnings	$243,630	233,652	551,206	447,390

Other comprehensive income, net of tax:
Unrealized (losses) gains on investment
Securities available for sale:	87,666	(597,271)	(119,182)	(380,140)
Unrealized (losses) gains arising during the
period	29,748	209,045	72,649	133,049

Associated (taxes) benefit

Reclassification adjustment for gains	-	-	(5,013)	(115,326)
Associated taxes	-	-	1,704	40,364

Other comprehensive income (loss)	(57,747)	(388,226)	(49,842)	(322,053)

Comprehensive income (loss)	$301,377	$(154,574)	501,364	125,337

See accompanying notes to financial statements.

FIRST CAPITAL BANK HOLDING CORPORATION
Statements of Cash Flows

For the Six Months Ended June 30, 2005 and 2004 (Unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$551,206	447,390
Adjustments to reconcile net income to net cash:
Operating activities:
Depreciation, amortization and accretion	118,758	174,486
Provision for loan losses	201,000	188,000
Gain on sale of securities	(5,013)	(115,326)
Net change in loans available for sale	(1,126,304)	10,862,174
Change in cash surrender value of bank owned life insurance	(66,059)
Change in other assets	(290,160)	(40,055)
Change in other liabilities	31,514	(192,946)

Net cash provided (used) by operating activities	(585,058)	11,323,723

Cash flows from investing activities:
Proceeds from sale of investment securities available-for-sale	1,038,334	2,255,508
Proceeds from maturities, calls, and paydowns of securities available for sale	2,761,106	154,935
Proceeds from maturities, calls, and paydowns of securities held to maturity	1,091,533	-
Purchase of investment securities held to maturity	-	(14,518,913)
Purchase (redemption) of other investments	(70,700)	(313,000)
Net change in portfolio loans	(19,371,143)	(24,165,519)
Purchase of premises and equipment	(28,864)	(22,912)

Net cash (used) provided by investing activities	(14,579,734)	(36,609,901)

Cash flows provided by financing activities
Net change in deposits	26,327,977	16,959,610
Net change in repurchase agreements	(7,294,000)	-
Net change in warehouse line of credit	-	(5,075,593)
Net change in Federal Home Loan Bank advances	-	15,000,000
Proceeds from stock options exercised	5,250	176,150

Net cash provided by financing activities	19,039,227	27,060,167

Net increase in cash	3,874,435	1,773,989

Cash and cash equivalents at the beginning of the period	2,723,569	6,452,553

Cash and cash equivalents at the end of the period	$6,598,004	8,226,542

Supplemental cash flow information:
Interest paid	$1,656,729	735,531

Taxes paid	$422,000	183,847

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

Stock Compensation Plans

        We have elected not to expense stock options and, as such, have provided proforma disclosures of net earnings and earnings per share, as if the fair value method of accounting had been applied. Had compensation cost for the plan been determined based upon the fair value of the options at the grant dates, our net earnings and net earnings per share for the three and six months ended June 30, 2005 and 2004, would have been reduced to the proforma amounts indicated below:

		Quarter Ended		Six Months Ended
		June 30,		June 30,
		2005	2004	2005	2004

Net earnings	As reported	$243,630	233,652	551,206	447,390
	Pro forma	$237,590	227,796	539,122	435,677
Basic earnings per share	As reported	$.21	.23	.47	.44
	Pro forma	$.20	.23	.46	.43
Diluted earnings per share	As reported	$.20	.21	.45	.41
	Pro forma	$.19	.21	.44	.40

The fair value of each option is estimated on the date of grant using the Minimum Value pricing model with the following assumptions used for grants issued in 2003: no dividend yield, a risk free interest rate of 4.35% and an expected life of 10 years. The difference between the net earnings as reported and proforma is the expense associated with the grants, which would have been earned in the period. No options were granted during the second quarter of 2005. This expense was calculated based on the number of options vested during the period multiplied by the fair value at the time of grant net of the related tax effect.

FIRST CAPITAL BANK HOLDING CORPORATION

Notes to Financial Statements (Unaudited)

Significant accounting policies continued

Employee Benefits

In 2004, the Company commenced a Phantom Stock Appreciation Rights (“PSAR”) plan for the benefit of certain employees designated by the Board of Directors. Under the plan, participants will be due an amount representing the incremental value of the underlying stock as compared to the strike price of the PSAR at the time of grant. The vesting of the option is determined at the time of the grant and is at the discretion of the Company. During 2004, the Company issued 21,500 PSARs with a strike price of $17.35, which approximated the fair value of underlying stock at the time of grant. During 2005, the Company granted an additional 14,000 PSARs at a strike price of $18.37. There were 6,000 PSARs forfeited in the first quarter of 2005. There were 29,500 PSARs outstanding as of June 30, 2005.

Note 2 – Earnings per share

        Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The average market price during the year is used to compute equivalent shares. Reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for the quarter and the six month period ended June 30, 2005 and 2004 are as follows:

	For the six months ended June 30, 2005

			Earnings
	Net Earnings	Common Shares	Per share

Basic earnings per share	$551,206	1,182,576	$0.47
Effect of dilutive securities - Stock Options and Warrants	-	36,780	$0.02

Diluted earnings per share	$551,206	1,219,355	$0.45

	For the Quarter ended June 30, 2005

			Earnings
	Net Earnings	Common Shares	Per share

Basic earnings per share	$243,630	1,182,450	$0.21
Effect of dilutive securities - Stock Options and Warrants	-	37,375	$0.01

Diluted earnings per share	$243,630	1,219,825	$0.20

	For the six months ended June 30, 2004

			Earnings
	Net Earnings	Common Shares	Per share

Basic earnings per share	$447,390	1,010,156	$0.44
Effect of dilutive securities - Stock Options and Warrants	-	83,262	$0.03

Diluted earnings per share	$447,390	1,093,418	$0.41

	For the Quarter ended June 30, 2004

			Earnings
	Net Earnings	Common Shares	Per share

Basic earnings per share	$233,652	1,012,066	$0.23
Effect of dilutive securities - Stock Options and Warrants	-	81,352	$0.02

Diluted earnings per share	$233,652	1,093,418	$0.21

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations
For the Three and Six Months Ended June 30, 2005 and 2004

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

        This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

•	the businesses of Coastal Banking Company, Inc. and First Capital may not be integrated successfully pursuant to our proposed merger described below, or such integration may take longer to accomplish than expected;

•	the expected cost savings and any revenue synergies from the merger may not be fully realized within the expected timeframes;

•	disruption from the merger may make it more difficult to maintain relationships with customers, associates, or suppliers;

•	the required governmental approvals of the merger may not be obtained on the proposed terms and schedule;

•	shareholders may not approve the merger;

•	changes in economic conditions;

•	movements in interest rates;

•	competitive pressures on product pricing and services;

•	success and timing of other business strategies;

•	the nature, extent, and timing of governmental actions and reforms; and extended disruption of vital infrastructure; and

•	other factors described in our 2005 Annual Report on Form 10-KSB, the Joint Proxy Statement/Prospectus for the merger filed by Coastal on a Form S-4, and documents subsequently filed by us with the Securities and Exchange Commission.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Overview

        The following discussion describes our results of operations for the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004 as well as results for the six months ended June 30, 2005 and 2004, and also analyzes our financial condition as of June 30, 2005 as compared to December 31, 2004. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

        On April 6, 2005, we entered into an agreement and plan of merger with Coastal Banking Company, Inc., the parent holding company for Lowcountry National Bank. Pursuant to the agreement, we will be merged with and into Coastal. Lowcountry National Bank and First National Bank of Nassau County will be wholly owned subsidiaries of Coastal. Each common share of First Capital Bank Holding Corporation will be exchanged for 1.054 common shares of Coastal. The boards of directors of both parties have approved the merger agreement, and the merger agreement and the transactions contemplated thereby are subject to the approval of the shareholders of both parties, regulatory approvals, and other customary closing conditions. The merger is expected to close during the fourth quarter of 2005.

Financial Condition

        As of June 30, 2005, we had total assets of $161.4 million, an increase of 14% when compared to December 31, 2004. The significant factor was an increase in portfolio loans of $19.2 million, or 21%, as new loan production remained strong. Our total loan to deposit ratios were 88% and 92% as of June 30, 2005 and December 31, 2004, respectively. We are making a concerted effort to develop a quality portfolio loan business in the local market and to manage the deposit growth consistent with expected loan demand.

        Our deposit growth remained strong in the first half of 2005 as a result of increased marketing efforts within our community. When compared to December 31, 2004, deposits for the six months ended June 30, 2005 increased $26.3 million, or 26%. Funds from the deposit growth were used to pay off repurchase agreements and federal funds purchased of $7.3 million as of December 31, 2004, and to fund new loan growth. No overnight bank advances or repurchase agreements were outstanding at June 30, 2005. Repurchase agreements and warehouse line advances are short-term borrowings and fluctuate according to loan demand.

        The deposit mix at June 30, 2005 was as follows: $12.7 million (10% of total deposits) in noninterest bearing demand deposits; $12.9 million (13% of total deposits) in interest checking accounts; $26.5 million (26% of total deposits) in savings accounts; and $50.6 million (51% of total deposits) in time deposits. The deposit mix remains weighted towards higher cost time deposits. We expect this trend to continue with an emphasis on time deposits, thus increasing the average cost of funds and potentially reducing the bank’s net interest margin.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Financial Condition, continued

        At June 30, 2005, total investment securities were $33.6 million, $20.6 million in securities classified as available for sale, and $13.0 million in securities classified as held to maturity. Liquidity remains sufficient to support the current operating needs and growth opportunities of the bank. The current investment portfolio strategy is primarily to provide liquidity for funding loans and earnings enhancement. Accordingly, all investment securities available for sale are pledgeable to raise funding through public deposits, secured borrowing, or repurchase agreements. Investment securities classified as held to maturity are pledged to the FHLB.

        At June 30, 2005, retained earnings totaled $5.6 million, including $551,000 net earnings for the six months ended June 30, 2005.

Results of Operations

        Net income for the six months ended June 30, 2005 was $551,000, as compared to $447,000 for the same period in 2004. For the quarters ended June 30, 2005 and 2004, net income was $244,000 and $234,000, respectively. The increase in our results was due to growth in net interest income generated from the growth in loans. The increase in net interest income was partially offset by one-time expenses related to merger activities.

Net Interest Income

        Net interest income for the six months ended June 30, 2005 was $2.6 million, compared to $2.2 million for the six months ended June 30, 2004. Total interest income for the first six months of 2005 was $4.3 million, compared to $3.0 million for the same period in 2004. Included in interest income is interest and fees on loans totaling $3.4 million and $2.5 for the six months ended June 30, 2005 and 2004, respectively. Interest income also included interest income on investments of $745,000 and $543,000 for the six months ended June 30, 2005 and 2004, respectively. The growth in interest income reflects the growth in our interest-earning assets. Interest income on loans as a percentage of total interest income decreased to 80% at June 30, 2005, as compared to 82% for the same period last year. The decrease is due to the increase in average federal funds sold. We incurred interest expense on interest bearing deposits of $1.3 million for the six months ended June 30, 2005, as compared to $643,000 for the same period in 2004. Additionally, we recognized $327,000 and $145,000 of interest expense from FHLB term and warehouse advances for the six months ended June 30, 2005 and 2004, respectively.

        Our earning assets are principally floating rate while the funding sources are primarily money market and short-term time deposits. The net interest margins as of June 30, 2005 and 2004 were 3.72% and 4.02%, respectively. Our margins decreased due to a higher percentage of average federal funds sold as a percentage of average assets at June 30, 2005 compared to June 30, 2004. We have used the excess funds to fund loan growth and expect interest margins to remain consistent or increase slightly.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Net Interest Income, continued

        The following table details the relationship between interest income and expense and the average balances of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2005 and 2004.

	2005			2004
		Interest			Interest
	Average	Income/		Average	Income
	Balances	Expense	Rate/Yield	Balances	Expense	Rate/Yield

Loans	$99,299,306	3,415,449	6.94%	$79,106,695	2,456,700	6.25%
Federal funds sold and
deposits with banks	5,932,288	94,177	3.20%	1,954,838	11,808	1.21%
Investments	36,324,022	744,767	4.13%	29,228,237	543,071	3.74%
CD's at other banks	500,000	6,556	2.65%	-	-	-

Interest earning assets	142,055,616	4,260,949	6.05%	110,289,770	3,011,579	5.49%

Interest bearing deposits	104,672,030	1,302,737	2.51%	77,162,839	643,432	1.68%
FHLB borrowings	17,116,022	327,318	3.86%	9,869,880	145,067	2.96%
Other borrowings	850,470	11,960	2.84%	2,940,877	20,070	1.37%

Interest bearing liabilities	122,638,522	1,642,015	2.70%	89,973,596	808,570	1.81%

Net interest income		2,618,934			2,203,009

Net interest spread			3.35%			3.68%

Net interest margin			3.72%			4.02%

        For the quarters ended June 30, 2005 and 2004, respectively, net income was $244,000 and $234,000, while net interest income after provision for loan losses was $1.2 million and $1.0 million. For the six months ended June 30, 2005 and 2004, respectively, net income was $551,000 and $447,000, while net interest income after provision for loan losses was $2.4 million and $2.0 million.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Allowance and Provision for Loan Losses

        There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. To address these risks, we have developed policies and procedures to evaluate the overall quality of our credit portfolio and the timely identification of potential problem loans. We maintain an allowance for possible loan losses, which we establish through charges in the form of a provision for loan losses. We charge loan losses and credit recoveries directly to this allowance.

        We attempt to maintain the allowance at a level that will be adequate to provide for potential losses in our loan portfolio. To maintain the allowance at an adequate level, we periodically make additions to the allowance by charging an expense to the provision for loan losses on our statement of income.

        The provision for loan losses was $201,000 and $188,000 for the six months ended June 30, 2005 and 2004, respectively, and $130,000 and $132,000 for the three months ended June 30, 2005 and 2004, respectively.. Our judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality, and review of specific problem loans. In determining the adequacy of the allowance for loan losses, we use a loan grading system that rates loans in different categories. Certain grades representing criticized or classified loans are assigned allocations of loss based on our estimate of potential loss that is generally based on historical losses and/or collateral deficiencies. Other loans are graded by type and allocated loss ranges based on our perceived inherent loss for the loan type. The combination of these results are compared monthly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses. We use an independent third party loan reviewer to challenge and corroborate the loan grading system and provide additional analysis in determining the adequacy of the allowance for loan losses and the future provisions for estimated loans.

        At June 30, 2005, the allowance for loan losses was $1,295,767 compared to $1,103,403 at December 31, 2004, which represented 1.17% of outstanding portfolio loans. We believe that the allowance for loan losses is adequate, based on internal reviews and external reviews of the quality of the loan portfolio and bank peer group data. Our evaluation is inherently subjective, as it requires estimates that are susceptible to significant change. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time. Due to the rapid growth of our bank over the past several years and our short operating history, a large portion of the loans in our loan portfolio and of our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. While we do use available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the bank’s allowance for loan losses. These agencies may require the bank to recognize additions to the allowance based on judgments different than those of management.

The following is a summary of our loan loss history:

	June 30, 2005	June 30, 2004

Balance January 1,	$1,103,403	$789,344
Year to date provision for loan losses	201,000	188,000
Charged off loans	(8,636)	(59,769)

Balance, end of period	$1,295,767	$917,575

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

        As of June 30, 2005, we had two non-accrual loans totaling $152,988, of which the Small Business Administration guarantees $25,000. At December 31, 2004, we had one non-accrual loan totaling $34,636, which was guaranteed by the Small Business Administration. We have no loans past due 90 days or more accruing interest.

NonInterest Income and Expense

        Noninterest income was $577,000 and $1.2 million for the six month periods ended June 30, 2005 and 2004, respectively, and $270,000 and $415,000 for the quarters ended June 30, 2005 and 2004, respectively. This decrease was primarily caused by decreases in mortgage income as a result of the discontinuation of our wholesale residential mortgage operations in April 2004. Gains on the sale of loans decreased by approximately $494,000 for the six months ended June 30, 2005 compared to the same period in 2004, and gains on sales of securities decreased by approximately $110,000 over the same period.

        Noninterest expense was $2.1 million and $2.5 million for the six month periods ended June 30, 2005 and 2004, respectively, and $1.1 million for the both quarters ended June 30, 2005 and 2004. Salaries and benefits for the six months ended June 30, 2005 and 2004 totaled $1.2 million and $1.4 million, respectively. The decrease is primarily due to reduction in staff as a result of the sale of the assets of the wholesale mortgage division in April 2004. These expenses were partially offset by staff increases in loan production offices in Jacksonville, FL and Savannah, GA. Other noninterest expenses also decreased as a result of sale of the assets of the wholesale mortgage division in April 2004. The decrease was offset in 2005 because we recognized approximately $136,000 of non-recurring merger related expenses.

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

        The bank has established short-term federal funds purchase lines of credit with its correspondent banks, which total $7.2 million. These lines are unsecured and are designed to provide the bank with short-term liquidity. These lines may be revoked at any time by the correspondent banks and are available to the bank simply as an accommodation for short-term (two weeks or less) liquidity needs. Additionally, the bank has cash and cash equivalents of $6.6 million and investments available for sale of $20.6 million to fund operations and loan growth.

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

        A bank is considered to be “well capitalized” if it has total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and has a leverage ration of 5.0% or greater. Based upon these guidelines, the bank is considered to be “well capitalized at June 30, 2005.

        Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%. The following table sets forth the holding company’s and the bank’s various capital ratios at

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

June 30, 2005. The bank was considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.

	Amount	%
Total capital (to risk weighted assets)
Bank	$15,524,000	11.57
Holding company consolidated	$16,956,000	12.63

Tier 1 capital (to risk weighted assets)
Bank	$14,229,000	10.60
Holding company consolidated	$17,117,000	12.75

Tier 1 capital (to average assets)
Bank	$14,229,000	8.94
Holding company consolidated	$17,117,000	10.75

Off Balance Sheet Risk

        Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2005, we had issued commitments to extend credit of $26.6 million through various types of commercial lending arrangements, of which $854,000 was at fixed rates and $26.4 million was at variable rates. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Item 3.   Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2005. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

FIRST CAPITAL BANK HOLDING CORPORATION (Registrant)

Date: August 15, 2005	By: /s/ Michael G. Sanchez Michael G. Sanchez President and Chief Executive Officer

Date: August 15, 2005	By: /s/ Timothy S. Ayers Timothy S. Ayers Principal Accounting and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number                  Description

31.1              Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2              Rule 13a-14(a) Certification of the Chief Financial Officer.

32                 Section 1350 Certifications.